Form 10-Q
period 1996-03-31
BONE CARE INTERNATIONAL INC
filed 1996-05-16
CIK 1009405

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark one)

/ X /       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996
                                               --------------
                                      OR

/    /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number:  0-27854

                        BONE CARE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

Wisconsin                     2830                             39-1527471
(State of           (Primary Standard Industry               (IRS Employer
Incorporation)      Classification Code Number           Identification No.)

                          313 West Beltline Highway
                          Madison, Wisconsin  53713
                                 608-274-2663
   (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes   X       No


                                                             ---          ---
As of April 30, 1996, 2,655,017 shares of the registrant's Common Stock, no par value, were outstanding.

                BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                                  FORM 10-Q

                For the quarterly period ended March 31, 1996

                              TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                      Page

Item 1.   Financial statements

          Consolidated Balance Sheets
          March 31, 1996, and June 30, 1995. . . . . . . . . . . . . 3

          Consolidated Statements of Operations
          Three and Nine Months Ended March 31, 1996
          and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . 5

          Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 1996
          and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . 6

          Notes to Consolidated Financial Statements . . . . . . . . 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . 8

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . 9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . 11


PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets



- --------------------------------------------------------------------------
Assets
- --------------------------------------------------------------------------

                                             March 31,       June 30,
                                               1996            1995
                                            (Unaudited)     (Audited)
- --------------------------------------------------------------------------

Current assets:
 Cash and cash equivalents                   $  760,330     $  22,595
 Receivables                                     64,280         1,897
 Prepaid expenses                                18,000        18,000
- -------------------------------------------------------------------------

Total current assets                            842,610        42,492

Property, plant and equipment--at cost:
 Lab improvements                                21,091        18,858
 Furniture and fixtures                          20,391         5,038
 Machinery and other equipment                  185,633        89,756
- -------------------------------------------------------------------------

                                                227,115       113,652

Less accumulated depreciation and amortization  179,716        77,514

- -------------------------------------------------------------------------

                                                 47,399        6,138

Excess of cost over fair value of net assets
 acquired, net of accumulated amortization
 of $531,150 at March 31, 1996 and $464,064
 at June 30, 1995                               828,767       895,853
Patent fees, net of accumulated amortization
 of $224,462 at March 31, 1996 and $34,000
 at June 30, 1995                               295,155        54,389
- -------------------------------------------------------------------------

                                             $2,013,931    $1,028,872
=========================================================================

See accompanying notes to consolidated financial statements.

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets

- -----------------------------------------------------------------------------
Liabilities and Shareholders' Equity
- -----------------------------------------------------------------------------

                                                 March 31,       June 30,
                                                   1996            1995
                                                (Unaudited)     (Audited)
- -----------------------------------------------------------------------------

Current liabilities:
 Accounts payable                                $   46,154     $  23,802
 Advances from Lunar Corporation                        -         444,344
 Accrued liabilities:
  Compensation payable                               13,781            -
  Property, payroll, and other taxes                  1,273         1,594
- -----------------------------------------------------------------------------

Total current liabilities                            61,208       469,740

Shareholders' equity:
 Preferred stock--authorized 1,000,000
  shares of $.001 par value; none issued                -              -
 Common stock--authorized 14,000,000 shares
  of no par value; issued and outstanding
  2,655,017 shares at March 31, 1996
  and 848,942 at June 30, 1995                    1,393,883       583,333
Additional paid-in capital                        2,799,275     1,453,984
- -----------------------------------------------------------------------------

                                                  4,193,158     2,037,317

Accumulated deficit                              (2,240,435)   (1,478,185)
- -----------------------------------------------------------------------------

                                                  1,952,723       559,132
- -----------------------------------------------------------------------------
                                                 $2,013,931    $1,028,872
=============================================================================

See accompanying notes to consolidated financial statements.

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

- -----------------------------------------------------------------------------
                                Three months ended       Nine months ended

                               March 31,   March 31,   March 31,   March 31,
                                 1996        1995        1996        1995
- -----------------------------------------------------------------------------

REVENUES                      $   12,255  $      -    $    18,769   $   -




OPERATING EXPENSES
Cost of sales                     6,499         -         11,834        -
Research and development        230,205     141,824      642,741    362,039
General and administrative       48,362      39,510      125,997    133,287
- -----------------------------------------------------------------------------

                                285,066     181,334      780,572    495,326
- -----------------------------------------------------------------------------

Loss from operations           (272,811)   (181,334)    (761,803)  (495,326)
- -----------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest income                  12,252         411       13,048      2,322
Interest expense - Lunar
 Corporation                        -        (2,900)     (13,495)    (3,321)
- -----------------------------------------------------------------------------

                                 12,252      (2,489)        (447)      (999)
- -----------------------------------------------------------------------------

NET LOSS                     $ (260,559)  $(183,823)  $ (762,250) $(496,325)
=============================================================================

Net loss per common share        $(0.10)     $(0.22)      $(0.37)    $(0.58)
=============================================================================

Weighted average number of
 common shares                2,655,017     848,942    2,052,992    848,942
=============================================================================

See accompanying notes to consolidated financial statements.

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

- ---------------------------------------------------------------------------
                                                    Nine months ended
                                                 March 31,      March 31,
                                                    1996           1995
- ---------------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                                       $ (762,250)    $ (496,325)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                  120,056         83,486
 Changes in assets and liabilities:
    Receivables                                     15,507           (524)
    Prepaid expenses                                   -            1,110
    Accounts payable                               (97,991)        40,269
    Accrued liabilities                             13,460         (2,150)
- ---------------------------------------------------------------------------

Net cash used in operating activities             (711,218)      (374,134)
- ---------------------------------------------------------------------------

Cash flows from investing activities:
 Disposals of (additions to) property,
  plant and equipment                                  264         (2,279)
 Patent fees                                       (48,773)       (17,664)
 Continental Assays cash contribution                6,832            -
- ---------------------------------------------------------------------------

Net cash used in investing activities           $  (41,677)    $  (19,943)
- ---------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from Lunar Corporation advances          190,339        213,321
 Proceeds from capital contributions             1,300,291            -
- ---------------------------------------------------------------------------

Net cash provided by financing activities        1,490,630        213,321
- ---------------------------------------------------------------------------

Net increase (decrease) in cash and
 cash equivalents                                  737,735       (180,756)
Cash and cash equivalents at
 beginning of period                                22,595        200,065
- ---------------------------------------------------------------------------

Cash and cash equivalents at end of period      $  760,330     $   19,309
===========================================================================


See accompanying notes to consolidated financial statements.

                BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1)  BASIS OF PRESENTATION

     The consolidated financial statements of Bone Care International, Inc. (the "Company") presented herein, without audit except for balance sheet information at June 30, 1995, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1995, included in the Company's Information Statement as filed with the Securities and Exchange Commission on April 18, 1996.

     The consolidated balance sheet as of March 31, 1996, the consolidated statements of income for the three and nine months ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the nine months ended March 31, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

     The results of operations for the three and nine months ended March 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1996.

(2)  STOCK DIVIDEND

     The Company distributed a 789.7-for-1 stock split in the form of a stock dividend on April 12, 1996. All share and per-share data has been adjusted to reflect the stock dividend.

(3)  NON-CASH TRANSACTIONS

     In October 1995, Lunar Corporation contributed its ownership of Continental Assays Corporation and certain assets with a book value of $175,867 for 1,698,674 shares of the Company's common stock. In October 1995, Lunar Corporation also exchanged $634,683 of loans receivable from the Company for 107,401 shares of common stock of the Company.

(4)  SPIN-OFF OF THE COMPANY

     On April 18, 1996, the Board of Directors of Lunar Corporation declared a dividend, payable to holders of record of Lunar stock at the close of business on April 24, 1996 (the "record date"), of one share of the Company's common stock for every two shares of Lunar stock. The distribution occurred on May 8, 1996 (the "distribution date"). Prior to the distribution, Lunar made a capital contribution of $10,725,000 in exchange for additional common stock of the Company and to pay for federal income tax benefits received from the Company. As a result of the distribution, Lunar's 97.3% ownership of the Company's common stock will be distributed to holders of Lunar stock as of the record date.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Revenue of $12,255 in the three months ended March 31, 1996 and $18,769 in the nine months ended March 31, 1996 relate to contract services performed by Continental Assays Corporation, a subsidiary of the Company.

     Research and development expenses increased to $230,205 in the three months ended March 31, 1996 from $141,824 in the three months ended March 31, 1995, and to $642,741 in the nine months ended March 31, 1996 from $362,039 in the nine months ended March 31, 1995. These increases primarily occurred because Bone Care assumed the research and development expenses for Vitamin
D analogs contributed by Lunar Corporation in October 1995. These increases are also due in part to higher expenditures for clinical trials of one-alpha D2 for treating secondary hyperparathyroidism associated with end-stage renal disease.

     Interest income increased to $12,252 in the three months ended March 31, 1996 from $411 in the three months ended March 31, 1995 and to $13,048 in the nine months ended March 31, 1996 from $2,322 in the nine months ended March 31, 1995. These increases are due to higher cash balances which resulted from capital contributions of $1,300,291 by the Company's shareholders.

     Interest expense was $13,495 in the nine months ended March 31, 1996 compared to $3,321 in the nine months ended March 31, 1995. Interest expense during these periods relates exclusively to loans made by Lunar to the Company. Lunar cancelled outstanding loans in the amount of $634,683 in October 1995 in exchange for additional shares of the Company's common stock.

Liquidity and Capital Resources

     The Company has historically financed its operations through a combination of capital contributions, license agreements and sales of contract services. All third party collaborative research and licensing agreements have either expired or terminated.

     Cash and cash equivalents increased $737,735 to $760,330 in the nine months ended March 31, 1996. This increase is primarily due to capital contributions of $1,300,291. Lunar made an additional capital contribution of $10,725,000 prior to the spin-off of the Company. The Company intends to use the proceeds from the capital contribution for research and development activities, including clinical trials of one-alpha D2 as a therapy for secondary hyperparathyroidism in end-stage renal disease, and for general corporate purposes. The Company currently estimates that approximately $5 million of the proceeds from the capital contribution will be needed to complete clinical trials of one-alpha D2 and at least $2 million will be needed to fund corporate and administrative expenses over the next two years.

It is currently anticipated that the remaining $3.725 million will be used for the development of other products.

     Management believes that the current level of cash and cash equivalents and the $10,725,000 from the capital contribution are adequate to finance the Company's current operations through the end of fiscal 1998. After that time, the Company may require additional funds for research and development activities. Additional funds also could be required before that time if the Company were to expand the scope of its activities. There can be no assurance that additional financing will be available in the future on acceptable terms.

                        PART II - OTHER INFORMATION
                BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY


Item 1.   Legal Proceedings

               None

Item 2.   Changes in Securities

               None

Item 3.   Defaults Upon Senior Securities

               None

Item 4.   Submission of Matters to a Vote of Security Holders

               None

Item 5.   Other Information

               Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, no assurance of successful product development, technological risks, uncertainty of regulatory approvals, regulatory policies in the United States and other countries, availability of additional financing, reimbursement policies of public and private health care payors, developments in patents and other proprietary rights, competition from existing therapies and from new therapies, and market and general economic factors.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits furnished:

               (11)  Statement Re: Computation of Earnings Per Share
               (27)  Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BONE CARE INTERNATIONAL, INC.
                                   (Registrant)



                                   Charles W. Bishop
Date:  May 13, 1996                ------------------------------------------
                                   Charles W. Bishop
                                   President
                                   (Principal Executive Officer)



                                   Robert A. Beckman
Date:  May 13, 1996                ------------------------------------------
                                   Robert A. Beckman
                                   Vice President of Finance
                                   and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)


                 BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                                 Exhibit Index

                 For the Quarterly Period Ended March 31, 1996

No.  Description                                                      Page

11   Statement Regarding Computation of Earnings Per Share . . . . . .12

27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .13