Form 10-K
period 1996-06-30
BONE CARE INTERNATIONAL INC
filed 1996-09-30
CIK 1009405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             -----------------------

                                    FORM 10-K
        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark one)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                      For the fiscal year ended June 30, 1996
                                        OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the Transition Period from ---------- to ----------

                          Commission file number 0-27854

                          Bone Care International, Inc.
                          -----------------------------
              (Exact name of registrant as specified in its charter)

               Wisconsin                                     39-1527471
    -------------------------------                      -------------------
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                      Identification No.)

       313 West Beltline Highway
          Madison, Wisconsin                                    53713
- ----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code:  (608) 274-7533
        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                        Preferred Stock Purchase Rights
                        -------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   /x/

     As of September 26, 1996, there were issued and outstanding 4,353,691 shares of Common Stock; the aggregate market value of the shares of such stock held by nonaffiliates of the registrant was $17,007,300 as of the same date, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of Bone Care International, Inc. Proxy Statement for its 1996 Shareholders Meeting to be held on November 14, 1996 (Part III)


                        BONE CARE INTERNATIONAL, INC.
                        -----------------------------

                                  INDEX TO
                         ANNUAL REPORT ON FORM 10-K
                        For Year Ended June 30, 1996

                                                                        Page
Part I                                                                  ----

Item 1         Business  . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 2         Properties. . . . . . . . . . . . . . . . . . . . . . . . .12

Item 3         Legal Proceedings . . . . . . . . . . . . . . . . . . . . .12

Item 4         Submission of Matters to a Vote of Security Holders . . . .12

               Executive Officers of the Registrant. . . . . . . . . . . .12

Part II

Item 5         Market for Registrant's Common Equity and
               Related Stockholder Matters13 . . . . . . . . . . . . . . .13

Item 6         Selected Financial Data . . . . . . . . . . . . . . . . . .13

Item 7         Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . .15

Item 8         Financial Statements and Supplementary Data . . . . . . . .17

Item 9         Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . .29

Part III

Item 10        Directors and Executive Officers
               of the Registrant . . . . . . . . . . . . . . . . . . . . .29

Item 11        Executive Compensation. . . . . . . . . . . . . . . . . . .29

Item 12        Security Ownership of Certain
               Beneficial Owners and Management. . . . . . . . . . . . . .29

Item 13        Certain Relationships and Related Transactions. . . . . . .29

Part IV

Item 14        Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K . . . . . . . . . . . . . . . . . .30

Index to Consolidated Financial Statements and
  Financial Statement Schedule . . . . . . . . . . . . . . . . . . . . . .31

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .32

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .33

                                   PART I

ITEM 1.  BUSINESS
- -----------------

Introduction


     On May 8, 1996, Lunar Corporation ("Lunar") distributed to its shareholders of record as of April 24, 1996, all of the shares of Bone Care International, Inc. ("Bone Care" or "the Company") Common Stock then owned by Lunar in a transaction intended to qualify as a tax-free distribution. As a result of that distribution, Bone Care became a separate publicly owned company.

     The focus of Bone Care's pharmaceutical development program is discovering, patenting and developing improved vitamin D compounds for treating secondary hyperparathyroidism associated with end-stage renal disease ("ESRD"), renal osteodystrophy, osteoporosis, primary hyperparathyroidism, psoriasis, prostate cancer and breast cancer. The
Company has a portfolio of proprietary vitamin D compounds characterized by reduced toxicity relative to approved oral or intravenous vitamin D therapies. The lead compound in this portfolio is one-alpha D-2 which was licensed from the Wisconsin Alumni Research Foundation ("WARF") in 1987. The Company selected this vitamin D compound for clinical development because of its 5-fold lower toxicity relative to vitamin D compounds previously approved for oral or intravenous administration. Other compounds in the portfolio are being evaluated in preclinical research as potential therapies. The Company believes that some of its proprietary compounds represent technical advances which may be exploited in established and emerging markets for vitamin D therapies. The Company has no vitamin D or other drugs commercially available.

     Lunar's pharmaceutical development effort was divided into two separate programs prior to 1995. Then Bone Care focused on developing one-alpha D-2; Lunar focused on discovering new vitamin D compounds and on developing assays for vitamin D metabolites in biological samples, via its wholly-owned subsidiary, the Continental Assays Corporation. Lunar discovered and filed patent applications on approximately 20 systemically active compounds since 1988. Some of these new compounds have effects at the target tissue level which are comparable to approved vitamin D compounds, but have toxicities which are 10- to 100-fold lower. Lunar transferred ownership of both its vitamin D discovery program and the stock of Continental Assays Corporation to Bone Care in October 1995 in exchange for Bone Care Common Stock, thereby consolidating all vitamin D activities into Bone Care.

     Bone Care is currently developing one-alpha D-2 for treatment of secondary hyperparathyroidism associated with ESRD, conducting preclinical research on other compounds and pursuing research to discover improved vitamin D compounds. The Company completed Phase 2 clinical trials of one-alpha D-2 on patients exhibiting secondary hyperparathyroidism associated with ESRD in May 1996. Data from these trials suggest that one-alpha D-2 is well tolerated and effective in controlling excessive parathyroid hormone ("PTH") secretion.
 Multi-centered Phase 3 clinical trials began in May 1996, which the Company estimates will be completed in late 1997. Marketing approvals, if granted in the United States and Europe, would occur in 1998 or 1999, at the earliest. Early clinical trials on at least one of the Company's compounds are planned in 1996 or 1997 in patients with primary hyperparathyroidism and/or prostate cancer.



     Bone Care's subsidiary, Continental Assays Corporation, develops and performs specialized assays on biological samples. Continental Assays Corporation has developed proprietary procedures for measuring the levels of blood-borne metabolites of one-alpha D-2 and other vitamin D compounds. Such assays provide support to Bone Care's internal research programs and to the ongoing development of one-alpha D-2 and other new drugs.

Prior Development Efforts

     The Company began development of one-alpha D-2 as a treatment for postmenopausal osteoporosis in 1987. After completing an initial dose-ranging study in the target population, the Company entered into a license agreement with Takeda Chemical Industries, Ltd. ("Takeda") in 1990 under which Takeda conducted further pre-clinical studies and completed Phase 1 clinical trials in Japan. Takeda paid a total of $2.6 million to Bone Care for exclusive marketing rights in Japan and neighboring territories. Bone Care entered into a similar license agreement with SmithKline Beecham Pharmaceuticals ("SmithKline Beecham") in 1991 according to which SmithKline Beecham paid an up-front fee of $2 million for exclusive development and marketing rights in all remaining global territories. On completion of a two-year pilot study of one-alpha D-2 in osteoporotic women, SmithKline Beecham determined that the efficacy of one-alpha D-2 in stimulating bone growth (or attenuating bone loss) was not sufficiently high to successfully compete with new osteoporosis therapies under development by other large pharmaceutical companies. Accordingly, SmithKline Beecham terminated its license agreement with Bone Care in 1992, prompting Takeda also to terminate its agreement in 1993. The Company halted further clinical trials for osteoporosis because the projected aggregate costs associated with funding clinical trials for an osteoporosis indication exceeded $50 million. Over the last several years, the Company has focused on one-alpha D-2 as a treatment for secondary hyperparathyroidism associated with ESRD.

Background

     Secondary Hyperparathyroidism--One-alpha D-2 is being developed for secondary hyperparathyroidism associated with ESRD. This indication can be classified as a subset of a more general condition known as renal osteodystrophy, a disease of the kidneys characterized by impaired renal function, by elevated blood phosphorus, and by chronic stimulation of parathyroid function leading to bone disease. The primary aim of one-alpha D-2 therapy is to normalize (or reduce) elevated serum PTH, thereby preventing (or delaying) the onset of metabolic bone disease.

     In renal disease, there is a progressive loss of cells of the proximal nephron, the primary site in the kidneys for the synthesis of the vitamin D hormones. The loss of functioning nephrons reduces production of these hormones, causing abnormally low blood levels of vitamin D hormones. Reduced blood levels of vitamin D hormones cause increased (ultimately excessive) secretion of PTH by direct and indirect mechanisms. The resulting hyperparathyroidism leads to markedly increased bone turnover and resulting bone disease (e.g., osteoporosis, osteomalacia, osteitis fibrosa cystica and extraskeletal calcification) and related disorders (e.g., bone pain).

     ESRD Market--The number of ESRD patients on dialysis in the United States has grown from approximately 130,000 to approximately 200,000 over the five-year period from 1990 to 1995. The average annual growth rate has been approximately 9%. In 1995, the estimated number of ESRD patients on dialysis in Europe was approximately 100,000. The annual growth rate in Europe has approximated 9.0% for the past five years.

     Current Vitamin D Therapies--One vitamin D hormone, known as one-alpha, 25-D-3, is approved in the United States and certain European countries for the management of secondary hyperparathyroidism in ESRD patients. Currently, different formulations of one-alpha, 25-D-3 are marketed by two major pharmaceutical companies: Rocaltrol (formulated for oral administration) and Calcijex (formulated for intravenous administration). An oral synthetic precursor of one-alpha, 25-D-3 namely one-alpha D3, is approved in Europe for treating secondary hyperparathyroidism and osteoporosis.

     The Company estimates that total 1995 United States and European sales of one-alpha, 25-D-3 and one-alpha D3 were $190 million. Sales of Rocaltrol and Calcijex in the United States approximated $30 million and $80 million, respectively. Estimated total sales of these products in Europe were $50 million. Sales of one-alpha D3 in Europe were approximately $30 million. Sales of one-alpha, 25-D-3 in the United States reflect use for treating secondary hyperparathyroidism only, whereas sales of one-alpha, 25-D-3 and one-alpha D3 in Europe reflect use for treating secondary hyperparathyroidism and osteoporosis.

     Rationale for One-Alpha D-2 Therapy--Vitamin D replacement therapy can compensate for deficient production of vitamin D hormones in ESRD and, thereby, lower elevated blood levels of PTH. The Company believes that one-alpha D-2 may be more effective and better tolerated by certain ESRD patients with secondary hyperparathyroidism than currently approved vitamin D hormone therapies. Oral and intravenous one-alpha, 25-D-3 and oral one-alpha D3 are effective therapies, but they frequently cause transient toxic side effects (hypercalcemia and hyerphosphatemia) in some patients at the prescribed dosages. When these drugs are administered in lower, safer dosages, efficacy decreases. Thus, current clinical experience suggests that one-alpha, 25-D-3 and one-alpha D3 are limited in their therapeutic usefulness because of inherent toxicities. Importantly, the frequency of toxic side effects observed with these drugs is expected to increase with nephrologists' growing preference for using calcium preparations as dietary phosphate binders.

     The Company's pre-clinical and clinical research with one-alpha D-2 suggests that this synthetic prohormone has a lower toxicity than one-alpha, 25-D-3 or one-alpha D-3. Oral toxicity studies in rats and cynomolgus monkeys found that one-alpha D-2 appeared to cause less hypercalcemia, hypercalciuria and calcification of the kidneys when compared with similar studies conducted with either one-alpha, 25-D-3 or one-alpha D3. Studies in various in vivo models suggest that one-alpha D-2 and one-alpha D3 have comparable bioactivities, yet one-alpha D-2 appears to be approximately 5-fold less toxic. In Phase 1 and 2 clinical studies conducted by the Company, one-alpha D-2 was administered to patients at a dose level (up to 4 g/day) which often is toxic for one-alpha, 25-D-3 and one-alpha D3. Administration of one-alpha D-2 resulted in statistically signifossicant increases in bone mass and decreases in blood PTH with clinically insignificant increases in blood calcium. Based on these observations, the Company believes that one-alpha D-2 may be an improved vitamin D hormone therapy for secondary hyperparathyroidism in ESRD.

     Other Indications--Beyond one-alpha D-2, the Company has designed, synthesized and conducted early preclinical evaluations on a number of novel vitamin D compounds having potential efficacy in the treatment of primary hyperparathyroidism, osteoporosis, psoriasis, prostate cancer and breast cancer. Like one-alpha D-2, these compounds are characterized by apparent lower toxicity than vitamin D compounds previously approved for oral or intravenous administration. Certain compounds in Bone Care's proprietary portfolio may have 10- to 100-fold reductions in calcemic activity despite apparent high activities at the target tissue level, making them promising oral or intravenous therapies for such diseases. These diseases all involve tissues which often contain intracellular receptors for vitamin D hormones and, therefore, may be responsive to the Company's vitamin D compounds.

     Like secondary hyperparathyroidism, primary hyperparathyroidism is a disease characterized by bone demineralization. It is a condition in which the secretion of PTH from the parathyroid glands is abnormally elevated, causing increased breakdown of bone. Primary hyperparathyroidism is diagnosed in more than 65,000 women and 35,000 men each year in the United States; its prevalence in most foreign countries is similarly high. No specific drug therapies are available for treating primary hyperparathyroidism; therefore, surgical removal of some or all of the parathyroid glands often is necessary. The Company believes that certain of its proprietary vitamin D compounds may be effective in treating this disease.

     Osteoporosis is the most prevalent metabolic bone disease; it afflicts over 25 million individuals in the United States, and over 200 million worldwide. It is characterized by excessive loss of bone mineral, resulting in decreasing bone density over time. Demineralization weakens bone so that minor physical stress can cause debilitating fractures, usually in the wrists, hips and spine. These fractures can result in disfigurement, decreased mobility and, in some cases, extensive hospitalization and chronic nursing home care. Osteoblasts, cells which form bone, have intracellular vitamin D receptors and appear to be stimulated by vitamin D compounds. As a result, two vitamin D compounds are approved in certain foreign countries as treatments for osteoporosis: one-alpha, 25-D-3 and one-alpha D3. The Company estimates that global sales of these compounds for osteoporosis may have exceeded $400 million in 1995. Increased acceptance and use of these compounds at appropriately high doses, however, is limited by their inherent toxicities. The Company believes that one or more of its proprietary compounds may be administered in higher, more effective dosages than the approved vitamin D therapies, with fewer side effects.

     Psoriasis is a disease of the skin which afflicts approximately 2% of the population of the United States and Europe. It is characterized by thickened, scaly and reddened patches of skin. Lesions can occur anywhere on the body, but usually appear on the scalp, trunk, arms and legs (especially the elbows, knees and shins). The disease affects people of both genders and of all ages. Psoriasis results from an increase in the number of dividing skin cells, along with improper maturation (or differentiation) of these cells. The affected skin cells have intracellular vitamin D receptors and can respond to vitamin D therapies by proliferating at slower rates, often leading to a clearing of the psoriatic lesions. Leo Pharmaceutical Products Ltd. ("Leo Pharmaceuticals") introduced Dovonex , the first vitamin D therapy for psoriasis, in 1991. The active ingredient in Dovonex is calcipotriol, a vitamin D compound that has a low toxicity due to its rapid removal from blood by the liver. Calcipotriol is active when directly applied to psoriatic lesions but is quickly inactivated by the liver if absorbed through the skin into the blood. Oral or intravenous administration of calcipotriol is not appropriate for treating psoriasis. The Company estimates that 1995 sales of Dovonex exceeded $100 million in the United States (where the product is marketed by Westwood Squibb) and Europe. Leo Pharmaceuticals and other companies market Dovonex in Europe. The Company believes that certain of its proprietary vitamin D compounds could be developed as the first oral vitamin D therapies for psoriasis because of their apparent low toxicity, high potency, and low rate of clearance by the liver.

     Breast, prostate and colon tumor cells often contain intracellular vitamin D receptors. The Company's preliminary in vitro studies have suggested that these cells, when exposed to selected vitamin D compounds, show reduced growth rates. These cancers are highly prevalent in the United States and Europe. Unfortunately, the available therapies for these cancers have significant adverse side effects and limited efficacies. The Company believes that some of its vitamin D compounds may be developed as effective and safer alternatives to currently approved treatments.

Product Development Program

     Phase 2 Clinical Trials of One-Alpha D-2--Bone Care completed a Phase 2 clinical study in October 1995, which examined the efficacy of oral one-alpha D-2 in reducing elevated blood PTH levels in ESRD patients on hemodialysis. The study was conducted at the University of California-Los Angeles ("UCLA") and at two satellite sites.

     This open label study involved ESRD patients with a history of secondary hyperparathyroidism. The selected patients were between 27 and 74 years old, had been on hemodialysis for at least 4 months prior to enrollment, and exhibited evidence of untreated blood PTH levels above 400 pg/mL. On admission to the study, each patient discontinued any one-alpha, 25-D-3 therapy for eight weeks prior to receiving one-alpha D-2 therapy (up to 4
 g/day) for 12 weeks. Through an 8-week control period and the 12-week treatment period, patients were monitored weekly for excessive elevation of blood calcium or phosphorus. Blood levels of PTH also were monitored weekly or biweekly with the one-alpha D-2 dosage being adjusted to achieve a target PTH of 130-250 pg/mL.

     The Company has analyzed data from the 24 patients who completed this trial. These patients exhibited baseline blood levels of PTH as high as 1521 pg/mL (mean +/- SE: 643 +/- 67 pg/mL). PTH fell to 165.3 +/- 23 (mean +/- SE)
with one-alpha D-2 treatment. Approximately 88% of the patients reached the target PTH levels before the study ended. The initial one-alpha D-2 dose was decreased in 20 patients: 11 for excessive suppression of PTH (<130 pg/mL), 8 for PTH in the target range (130-250 pg/mL) and 1 for hypercalcemia. No significant effects of one-alpha D-2 were observed on serum phosphorus. Overall, results from the study suggest that oral one-alpha D-2 might be a safe and efficacious drug in controlling secondary hyperparathyroidism, but further studies are needed to firmly establish the drug's efficacy and safety. A second clinical study was completed at UCLA in patients with ESRD on hemodialysis. The main purposes of this study were to continue the positive results of the first Phase 2 trial and to optimize the one-alpha D-2 dosing regimen chosen for the ongoing Phase 3 clinical studies.

     Phase 3 Clinical Trials of One-Alpha D-2- The Phase 3 studies are double-blind, placebo-controlled and being conducted in multiple dialysis centers located in the United States. They are intended to provide the basis for marketing approvals for orally and intravenously administered one-alpha D-2 in the United States and in Europe. All planned Phase 3 trials will be initiated by April 1997 with completion targeted by December 1997. Total direct costs associated with these trials are estimated to be at least $5 million. There can be no assurance that the Company will be able to complete the trials by the projected date. There can be no assurance that Phase 3 clinical trials will confirm the safety and efficacy of one-alpha D-2. Furthermore, there is no assurance that even if the trials yield confirming data, that such data will be accepted by the Food and Drug Administration ("FDA") as suitable evidence of safety and efficacy.

     Other Clinical Trials of One-Alpha D-2--The Company plans to conduct several smaller clinical trials on one-alpha D-2 or other Vitamin D compounds in
(1) pre-dialysis patients exhibiting early signs of hyperparathyroidism secondary to advanced renal insufficiency, (2) patients with severe primary hyperparathyroidism, (3) elderly patients exhibiting mild secondary hyperparathyroidism who are at heightened risk of developing osteoporosis, (4) patients with psoriasis and/or (5) patients with prostate cancer who no longer respond to therapies.

Marketing and Distribution

     The Company has not decided how it will market one-alpha D-2 for secondary hyperparathyroidism associated with ESRD. Given that the target population is small and accessible through readily identifiable hemodialysis units, the Company may elect to conduct its own marketing program. Alternatively, one-alpha D-2 may be marketed through one or more pharmaceutical companies under license agreements with Bone Care. No assurance can be given that the Company will be able to market one-alpha D-2 on its own or find a pharmaceutical company to license one-alpha D-2.

     The Company intends to conduct early-stage development on selected second-generation vitamin D compounds with the goal of entering into exclusive development and marketing agreements with larger pharmaceutical companies which will obtain approval for and market these drugs. The Company also will conduct later-stage development of selected compounds, with the ultimate goal of directly selling a line of products in certain niche markets.

Manufacturing

     The Company has no manufacturing facilities. The Company relies on contractors to manufacture its proprietary compounds and finished drug products. Such contractors, under agreements with the Company, focus on exploratory research, bulk pharmaceutical production, and the manufacture and packaging of finished pharmaceutical products, as described below:

     Exploratory Research--The principal aim of the Company's exploratory research is the synthesis of new vitamin D compounds identified by the Company which may possess high biological activity and low toxicity. A secondary goal is to discover more efficient and cost-effective synthetic routes to vitamin D compounds, to facilitate the production of analogues, isomers, metabolites and radioisotopically labeled forms of the Company's investigational drugs.

     Bulk Pharmaceutical Production--Contractors produce bulk drug substances according to current Good Manufacturing Practices ("cGMP") for formulation into pharmaceutical dosage forms, and ultimate administration to human subjects. Production of cGMP-grade one-alpha D-2 has been scaled up to a level sufficient to support commercialization of a finished drug product in both North America and Europe.

     Finished Drug Products--Other contractors manufacture and package soft gelatin capsules and sterile formulations containing one-alpha D-2 on a commercial scale. The processes involved will be validated for inclusion in a New Drug Application ("NDA"). These contractors also will manufacture and package formulation containing second-generation compounds for use in clinical studies.




Patents and Proprietary Rights

     Bone Care relies in part upon know-how, trade secrets, trademarks and copyrights, and patents to protect its products in the United States and other countries.

     Patent protection is available for the chemical composition of a drug, the process for making a drug, and the use of a drug. A compound patent generally affords the broadest protection as it protects the chemical composition of the drug itself. A compound patent gives the patent owner the right to exclude others from making, using or selling drugs having or containing the patented chemical composition. A process patent only protects a particular process employed for making a drug. Other processes may be available which are not covered by the process patent and which could be used by competitors to make the same drug without infringing the process patent.
A use patent only protects a particular use of the drug. The drug may be approved for other uses which are not covered by the use patent. A competitor may thus sell the drug for such other approved uses without infringing the use patent.

     Compound patents covering one-alpha D-2 have expired and cannot be renewed or extended. The Company owns patents covering the use of one-alpha D-2 for the prevention and treatment of metabolic bone disease, including bone disease associated with renal osteodystrophy. These patents have issued in the United States and Europe. Patent applications for similar coverage are pending in other countries, including Japan. The Company also has patent applications pending in the United States which are directed specifically to the use of one-alpha D-2 for prevention and treatment of renal osteodystrophy. The Company does not know whether the claims of its issued patents are sufficiently broad to provide meaningful protection or will be invalidated. The Company also does not know whether any of the pending patent applications will result in the issuance of a patent, or if issued, whether claims ultimately allowed will provide significant proprietary protection or will be invalidated.

     The Company has a license from WARF to practice any of WARF's process patents for the synthesis of one-alpha D-2. Under this license, WARF has agreed not to license others under its process patents to synthesize one-alpha D-2. The Company also has its own patent applications pending in the United States and other countries for methods of synthesizing one-alpha D-2. The Company does not know at this time whether it will manufacture one-alpha D-2 or license others to do the same under either the WARF patents or its own process patent applications. The Company also does not know whether its pending patent applications will result in the issuance of a patent or, if issued, whether claims ultimately allowed will provide significant proprietary protection or will be invalidated.

     The Company has issued patents and has pending patent applications in other countries relating to its other proprietary vitamin D compounds. Patents and pending applications include claims to proprietary compounds, methods of synthesizing the compounds, methods of use of the compounds for treatment of disease, and methods of delivery of active vitamin D compounds. The Company does not know whether these other compounds will ultimately be commercialized, or if commercialized, whether the aforementioned patents and patent applications will ultimately provide significant protection or be invalidated.

     The commercial success of the Company will also depend in part on not infringing patents or proprietary rights of others. The Company may be required to obtain licenses to third-party technology necessary to conduct the Company's business. Any failure by the Company to license at reasonable cost any technology required to commercialize its technologies or products would have an adverse impact on the Company.

     Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of other parties' proprietary rights. If the outcome of any such litigation is adverse to the Company, the Company's business could be adversely affected. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the U.S. Patent Office or similar proceedings in foreign patent offices, which could result in substantial cost to the Company and may result in an adverse decision as to the priority of the inventions licensed to the Company.

     The Company also relies on unpatented trade secrets. The Company requires its employees, consultants, and advisors to execute confidentiality agreements upon the commencement of an employment or a consulting relationship with the Company. The agreements provide that all confidential information developed or made known to the individual during the course of the relationship shall be kept confidential and not disclosed to third parties except in specified circumstances. The agreements also provide that all inventions conceived by the individual during this employment and relating to the business of the Company shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information. Additionally, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology.

     Bone Care has granted Draxis Health Inc. an exclusive paid-up license to use and market in Canada one-alpha D-2 for osteoporosis and other metabolic bone diseases. Bone Care has also granted Draxis Health Inc. a license in Canada to all know-how developed by or on behalf of Bone Care relating to the use of one-alpha D-2 for those indications.

Competition

     Numerous therapies are approved in the United States or European countries for indications targeted by Bone Care's research and development, and many others are under active development. Some of these products may be more effective than Bone Care's products. A number of the Company's current and potential competitors have significantly greater research, manufacturing, marketing and financial resources than the Company.

     Abbott Laboratories markets intravenous one-alpha 25-D-3(Calcijex ), and Hoffmann-LaRoche markets oral one-alpha, 25-D-3 (Rocaltrol ). Both drugs are approved for secondary hyperparathyroidism associated with ESRD in the United States and certain European countries. A number of companies market oral one-alpha D3 in Europe under various trade names. Other companies, including Abbott Laboratories, Amgen, Inc., Chugai Pharma Europe Ltd. and NPS Pharmaceutical, Inc., are also developing new therapies for secondary hyperparathyroidism associated with ESRD for the United States or European markets.

     Estrogen replacement therapy (oral and transdermal), bisphosphonates, calcitonin (nasal and injectable), one-alpha, 25-D-3 and ipriflavone are approved in the United States or European countries for osteoporosis and other metabolic bone diseases; these products and other bisphosphonates, sodium fluoride and antiestrogens are pending initial or expanded approvals or are under development.

     Anthralin, corticosteroids, coal tars, ultraviolet B light therapy, etretinate and calcipotriol (an analog of vitamin D) are approved for the treatment of psoriasis. Cyclosporine, methotrexate, protein kinase C inhibitors, various analogs and conjugates of vitamin D3 and other new drugs are under development for the treatment of psoriasis.

     Numerous pharmaceutical companies market approved therapies for breast, prostate, and colon cancers, including inhibitors of adrenocorticosteroid biosynthesis (e.g., testolactone and aminoglutethimide), inhibitors of testosterone biosynthesis (e.g., leuprolide acetate and flutamide) and inhibitors of cell proliferation (e.g., cyclophosphamide, doxorubicin hydrochloride, fluoracil, methotrexate and vinblastine and vincristine sulfates). Investigational therapies include targeted antineoplastic agents (cytotoxic agents attached to monoclonal antibodies which seek out malignant cells), and improved antiproliferative agents. Leo Pharmaceuticals is developing competitive vitamin D analogs for breast cancer.

     Certain investigational products for osteoporosis, primary and secondary hyperparathyroidism, psoriasis and cancers could receive earlier regulatory approval and be better accepted in the market than Bone Care's products.

Regulation

     The production and marketing of the Company's proposed products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

     The steps required before a pharmaceutical agent may be marketed in the United States include (I) preclinical laboratory tests, in vivo preclinical studies and formulation studies, (ii) the submission to the FDA of an investigational new drug ("IND") application for human clinical testing, which must become effective before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a New Drug Application("NDA") to the FDA and (v) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. Each domestic drug manufacturing establishment must also be registered with, and approved by, the FDA under cGMP regulations. Domestic drug manufacturing establishments are subjected to biennial inspections by the FDA and must comply with cGMP regulations. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in their home countries under reciprocal agreements with the FDA.

     Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be formulated according to cGMP, and preclinical safety test must be conducted by laboratories that comply with FDA regulations regarding current Good Laboratory Practices ("GLP"). The results of the preclinical tests are submitted to the FDA as part of an Investigational New Drug ("IND") application and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will usually become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

     Clinical trials involve the administration of the IND to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

     Clinical trials typically are conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase 2 involves studies in a limited patient population to (I) determine the efficacy of the drug for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to evaluate further clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase 1, Phase 2, or Phase 3 testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's products subject to such testing. Further more, the Company or the FDA may suspend clinical trials at any time if it is felt that the subjects or patients are being exposed to an unacceptable health risk.

     The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety of the Company's products if the FDA does not view the NDA as containing adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

     Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to cGMP, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

     The Company filed an IND for one-alpha D-2 with the FDA in March 1988; FDA clearance was received, and a series of Phase 1 and 2 clinical studies in an osteoporotic population began in April 1988. A Phase 2 clinical study was started in December 1994 in patients with secondary hyperparathyroidism associated with ESRD; the Company completed this trial October 1995. A second Phase 2 trial to optimize the one-alpha D-2 dosing regimen was completed in May 1996. Multi-centered Phase 3 clinical trials began in May 1996, which the Company estimates will be completed by December 1997. A Phase 1 clinical study in a prostate cancer population is scheduled to begin in November 1996; a Phase 1 clinical study in a primary hyperparathyroidism population is also scheduled in the period of December 1996 to February 1997.

     The Company's ability to market a product outside the United States is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

Research and Development

     As of June 30, 1996, the Company had 7 employees engaged in research and development. During fiscal years 1994, 1995, and 1996, the Company's research and development expenses were $329,181, $535,195, and $1,157,914, respectively.

Product Liability Insurance

     The Company does not maintain product liability insurance. While the Company has not experienced any material product liability claims to date, if such claims arise in the future, they could have a material adverse effect on the Company.

Employees

     As of June 30, 1996, Bone Care, including its subsidiary Continental Assays Corporation, had nine full-time employees, including seven in research and development and two in administration. Three of Bone Care's five employees have Ph.Ds. None of the Company's employees is represented by a union. The Company considers its employee relations to be excellent.

Transition Agreement

     Lunar has entered into a Transition Agreement with the Company pursuant to which Lunar has agreed that Messrs. Richard B. Mazess, Robert A. Beckman, and Carl E. Gulbrandsen and other employees of Lunar will perform certain services and provide certain assistance to the Company until May 8, 1999. Such services may include certain legal, treasury, financial, accounting, insurance administration, employee benefit and other services. As compensation for the various services provided to the Company pursuant to the Transition Agreement, the Company will pay Lunar a monthly fee of $7,000 in respect of any services provided. The Transition Agreement also provides that Lunar will lease to Bone Care for a monthly fee of $2,000 approximately 3,000 square feet in its principal offices in Madison, Wisconsin. Bone Care will be allowed to terminate the Transition Agreement prior to the completion of the term upon giving Lunar 90 days notice.

Glossary of Defined Terms

One-alpha D-2 - One-alpha hydroxyvitamin D-2, a synthetic vitamin D prohormone which is metabolized primarily to one-alpha, 25-D-2.

One-alpha D3 - One-alpha hydroxyvitamin D-3(also known as alfacalcidol), a synthetic vitamin D prohormone which is metabolized primarily to one-alpha, 25-D-2.

One-alpha, 25-D-2 - One-alpha, 25-dihydroxyvitamin D-2, the natural vitamin D hormone formed from vitamin D-2.

One-alpha,-3- One-alpha, 25-dihydroxyvitamin D3, the natural vitamin D hormone formed from vitamin D3.

Bisphosphonates - A class of chemical compounds which have an affinity for bone and block resorption by inhibiting the activity of osteoclasts. Bisphosphonates are used to prevent and treat osteoporosis and other bone disorders.

Calcemic - Pertaining to excessive calcium in the blood.

Calcification - The process by which organic tissue becomes hardened by deposition of calcium salts within its substance.

ESRD - End-stage renal disease.

FDA - Food and Drug Administration.

Hemodialysis - Removal of certain elements (usually biological wastes) from the blood through dialysis.

Hyperparathyroidism - A condition in which blood levels of parathyroid hormone are excessively high.

IND - Investigational New Drug application.

in vivo - Within the living body.

in vitro - In an artificial environment (e.g., a petri dish or test tube).

IRB - Institutional Review Board

Metabolic bone diseases - Endocrinological disorders characterized by loss of bone mineral.

NDA - New Drug Application.

Nephrologist - Kidney specialist.

Nephron - The anatomical and functional unit of the kidney.

Osteitis fibrosa cystica - Inflammation of the bone (with fibrous degeneration and formation of cysts) caused by hyperfunction of the parathyroid gland.

Osteomalacia - A condition characterized by softening of the bones.

pg/mL - Picogram (1.0 x 10(12)gram) per milliliter.

PTH - Parathyroid hormone.

WARF - Wisconsin Alumni Research Foundation.

ITEM 2.  PROPERTIES
- -------------------

     The Company leases approximately 3,000 square feet of office, laboratory and warehouse space in Madison, Wisconsin, from Lunar. The lease expires on May 8, 1999.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

     The Company may be a defendant from time to time in actions arising out of its ordinary business operations. There are no legal proceedings known to the Company at this time which it believes would likely have a material adverse impact on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
- --------------------------------------------------------------

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

     As of September 25, 1996, the executive officers of the Registrant are as follows:

Name                               Age       Title
- --------------------------------   ---       -------------------------

Richard B. Mazess, Ph.D.           57        Chairman

Charles W. Bishop, Ph.D.           44        President

Robert A. Beckman                  42        Vice President - Finance

Carl E. Gulbrandsen, Ph.D., J.D.   49        Corporate General Counsel
                                               and Secretary

     Dr. Richard B. Mazess, the founder of Lunar and Bone Care, has been President and a director of Lunar since its inception in 1980, and President of Bone Care since its inception in 1986 through February 1996. Dr. Mazess has served as a director of Bone Care since 1986 and now serves as its Chairman of the Board. Dr. Mazess became Professor Emeritus of Medical Physics at the University of Wisconsin - Madison in 1985, and has been on the faculty of the Department of Medical Physics since 1968. Dr. Mazess has authored over 100 scientific publications on bone, bone measurement, and body composition; he also has edited several books and has served on the editorial boards of several medical journals. Dr. Mazess has organized various international scientific meetings on bone measurement and osteoporosis.

     Dr. Charles W. Bishop joined the Company in September 1987 as Project Director and was named Vice President in March 1990, and President in February 1996. Dr. Bishop has been a director of Bone Care since 1989. Dr. Bishop received a Ph.D. degree in Nutritional Biochemistry from Virginia Polytechnic Institute and completed a four-year National Institute of Health Postdoctoral Fellowship in Biochemistry at the University of Wisconsin - Madison.

     Robert A. Beckman joined Lunar in June 1986 as Controller, has been Vice President of Finance since 1987, and a director of Bone Care since 1989. After the Distribution, Mr. Beckman became Vice President of Finance of Bone
Care.   Mr.Beckman is a Certified Public Accountant.

     Dr. Carl E. Gulbrandsen, J.D., who joined Lunar in 1992 as Corporate General Counsel and Secretary, also serves as Bone Care's Corporate General Counsel and Secretary. From 1989 until 1992, Dr. Gulbrandsen was a partner in the law firm of Stroud, Stroud, Willink, Thompson & Howard of Madison, Wisconsin, where he specialized in patent law. From 1987 until 1989, Dr. Gulbrandsen was a partner in the Madison office of Haight & Hofeldt, a patent litigation firm based in Chicago, Illinois. Dr. Gulbrandsen received his J.D. degree in 1981 from the University of Wisconsin School of Law and his Ph.D. degree in physiology from the University of Wisconsin - Madison in 1978.

     Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------------------------------------------------------------------------------

     The shares of common stock have been quoted on the NASDAQ SmallCap Market since May 9, 1996 under the symbol "BCII." The following table sets forth high and low sales prices as reported on the NASDAQ SmallCap Market for fiscal year 1996 as indicated.

                                                            High      Low
                                                           ------    ------
1996 Fourth quarter (May 9, 1996 through June 30, 1996)    $8-1/2    $5-7/8

     As of June 30, 1996, Bone Care's common stock was held by approximately 1,750 stockholders of record or through nominee or street name accounts with brokers.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

     The following selected consolidated financial data for each of the five years in the period ended June 30, 1996 have been derived from the audited consolidated financial statements of Bone Care. The consolidated financial statements for the fiscal years ended June 30, 1992 through 1996 have been audited by KPMG Peat Marwick LLP, independent public accountants. References to a year are to Bone Care's fiscal year ended June 30, unless otherwise designated.

     The following data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                           STATEMENTS  OF  OPERATIONS

                                                   Year Ended June 30,
                                         1996    1995     1994     1993     1992
                                         ----    ----     ----     ----     ----
                                         (in thousands, except per-share data)
REVENUES
Licensing revenues                        $ 0     $15       $0     $600   $2,750
Bulk drug sales and other revenues         19       0        0      226      394

                                           19      15        0      826    3,144
OPERATING  EXPENSES
Cost of sales                              12       0        0      158      152
Research and development                1,158     535      329      426      734
General and administrative                197     172      165      226      243

                                        1,367     707      494      810    1,129

Income (loss) from operations          (1,348)   (692)    (494)      16    2,015
OTHER  INCOME  (EXPENSE)
Interest income                           103       2        9       22       50
Interest expense   Lunar Corp.            (13)     (9)       0        0        0
                                           90      (7)       9       22       50

Income(loss)before income taxes        (1,258)   (699)    (485)      38    2,065
Income tax expense                          0       0        0       38      867
Net income (loss) before
  extraordinary item                   (1,258)   (699)    (485)       0    1,198
Extraordinary item - utilization
 of tax loss carry forward                  0       0        0        0      436


NET  INCOME (LOSS)                    ($1,258)  ($699)   ($485)      $0   $1,634

PER  COMMON SHARE
Net income (loss) before
  extraordinary item                    (0.51)  (0.82)   (0.57)       0     1.42
Extraordinary item - utilization
  of tax loss carryforward                  0       0        0        0      .51

NET  INCOME (LOSS)  PER  SHARE         ($0.51) ($0.82)  ($0.57)      $0    $1.93

Weighted average shares                 2,447     849      849      849      849
outstanding

                                 BALANCE  SHEETS
                                                    As of June 30,
                                         1996    1995     1994     1993     1992
                                         ----    ----     ----     ----     ----
                                                   (in thousands)
Working capital                       $11,004   ($427)    $198     $584     $476
Total assets                           12,261   1,029    1,280    1,771    1,866
Shareholders' equity                   12,182     559    1,258    1,743    1,743


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

     Bone Care (The Company) commenced operations in 1987 when it licensed one-alpha D-2 from the Wisconsin Alumni Research Foundation. Bone Care selected one-alpha D-2 for development because of its lower toxicity relative to vitamin D compounds approved for oral or intravenous administration. The Company was primarily involved in the development of one-alpha D-2 for treatment of osteoporosis between April 1987 and March 1994. The preclinical and clinical studies of one-alpha D-2 during this period were largely funded by licensing agreements with each of SmithKline Beecham Pharmaceuticals ("SmithKline Beecham") and Takeda Chemical Industries, Ltd. ("Takeda"). When the results of a clinical study were released in late 1992, SmithKline
Beecham terminated its licensing agreement with the Company due to lower-than-expected bone mineral density changes in patients taking one-alpha D-2 versus placebo. This termination in part led to the termination by Takeda of its license agreement in early 1993. The Company halted further clinical trials for osteoporosis because the projected aggregate costs associated with funding clinical trials for an osteoporosis indication exceeded $50 million. Over the last several years, the Company has begun to focus a considerable amount of its resources on the development of one-alpha D-2 as a treatment for secondary hyperparathyroidism associated with end-stage renal disease ("ESRD") due to lower development costs and the Company's belief that the drug would be more effective than existing therapies. The Company initiated a Phase 2 clinical trial to test one-alpha D-2 on patients having secondary hyperparathyroidism associated with ESRD in December 1994. The Company projects the total costs of additional clinical trials for developing one-alpha D-2 will be at least $5,000,000 over the next two years.

     Lunar had been independently researching and patenting other novel vitamin D compounds aside from one-alpha D-2 since 1988. This separate research effort produced more than 20 new vitamin D compounds, for which United States and foreign patent protection is now being sought. Lunar exchanged these independently owned vitamin D assets and ownership in Continental Assays Corporation for additional shares of Bone Care Common Stock in October 1995.

     The success of the Company will depend on its ability to develop, license and market drugs. The Company has not developed any commercial products to date, and there can be no assurance that it will be successful in developing or marketing any commercial products in the future. Its efforts currently are focused primarily on one-alpha D-2. The outcome of the Company's efforts to develop, market and license drugs will depend on a number of factors, including the results of clinical trials, the ability to procure regulatory approvals, the success of competing products, regulatory developments (including those relating to healthcare reform), third party reimbursement policies, the Company's ability to contract for production from third parties, and the extent to which the Company is able to develop its own marketing capability or enter into satisfactory marketing arrangements with third parties.

     YEAR  ENDED  JUNE  30, 1996  VERSUS  1995   The Company's vitamin
D-related research and development expenses totaled $1,158,000 in fiscal year 1996 compared to $535,000 in fiscal year 1995. The increase is due primarily to higher expenditures on one-alpha D-2 clinical trials for secondary hyperparathyroidism associated with ESRD. Interest expense was $13,000 in fiscal year 1996 compared to $9,000 fiscal year 1995. Interest expense during these periods relates exclusively to loans made by Lunar to the Company. Interest income was $103,000 in fiscal year 1996 and $3,000 in fiscal year 1995. The increase is primarily the result of interest earned on capital contributions. In October 1995, in exchange for additional shares of Bone Care Common Stock, Lunar canceled outstanding loans in the amount of approximately $635,000. The Company's net loss for fiscal year 1996 was $1,258,000 compared to its net loss of $699,000 for fiscal year 1995.

     At June 30, 1996, the Company had state tax net operating loss carryforwards of approximately $2,122,000 which will begin expiring in 2009 and a federal net operating loss carryforward of approximately $323,000 which
will begin expiring in 2011.  During the period from   June 30, 1990 to May
8, 1996, Lunar realized certain federal income tax savings that were attributable to losses incurred by Bone Care. As part of a tax disaffiliation agreement, Lunar paid the Company $725,000 for the benefit of these tax savings.

     YEAR  ENDED  JUNE  30,  1995  VERSUS  1994   Licensing revenues of
$15,000 in fiscal year 1995 represent a non-refundable fee paid by a pharmaceutical company for a licensing agreement that was never executed. The Company had no licensing revenues in fiscal 1994.

     The Company's vitamin D-related research and development expenses were $535,000 in fiscal 1995 compared to $329,000 in fiscal year 1994. These expenditures were targeted primarily toward the continuing development of one-alpha D-2.

     Interest expense was $9,000 for fiscal year 1995, which related entirely to interest on loans from Lunar to Bone Care. Interest income was $3,000 in fiscal year 1995 and $9,000 in fiscal year 1994. The decrease is primarily the result of reductions in the level of cash available for investment.

     LIQUIDITY  AND  CAPITAL  RESOURCES   The Company has historically
financed its operations through a combination of capital contributions, license agreements and sales of bulk drugs and contract services. All of these third party collaborative research and licensing agreements have either expired or terminated.

     Cash and cash equivalents increased $11,038,000 to $11,061,000 for the year ended June 30, 1996. This increase is primarily due to a capital contribution of $1,285,000 made by Lunar in December 1995, a $10,000,000 capital contribution made by Lunar on May 8, 1996 and a $725,000 payment from Lunar made on May 8, 1996 to reimburse the Company for tax savings realized when the Company was included in Lunar's consolidated tax return. These funds are currently invested primarily in a government securities money market mutual fund. The Company intends to use the proceeds from the capital contributions and the tax payment for research and development activities, including clinical trials of one-alpha D-2 as a therapy for secondary hyperparathyroidism in ESRD, and for general corporate purposes. The Company currently estimates that approximately $5 million of the proceeds from the capital contributions and the tax payment will be needed to complete clinical trials of one-alpha D-2 and at least $2 million will be needed to fund corporate and administrative expenses over the next two years. It is currently anticipated that the remaining $4 million will be used for the development of other products.

     Management believes that the current level of cash and cash equivalents are adequate to finance the Company's current operations through the end of fiscal 1998. After that time, the Company will require additional funds for research and development activities. Additional funds also could be required before that time if the Company were to expand the scope of its activities. There can be no assurance that additional financing will be available in the future on acceptable terms.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
              BONE  CARE  INTERNATIONAL,  INC.  AND  SUBSIDIARY


        Years ended June 30,               1996            1995           1994
- -------------------------------------------------------------------------------
REVENUES                                 $18,620        $15,000             $0

OPERATING EXPENSES
        Cost of sales                     11,918              0              0
        Research and development       1,157,914        535,195        329,181
        General and administrative       196,370        171,788        164,755

                                       1,366,202        706,983        493,936

LOSS  FROM  OPERATIONS                (1,347,582)      (691,983)      (493,936)

OTHER  INCOME  (EXPENSE)
        Interest income                  103,310          2,588          8,652
        Interest expense   Lunar Corp.   (13,495)        (9,344)             0

                                          89,815         (6,756)         8,652

NET  LOSS                            ($1,257,767)     ($698,739)     ($485,284)


NET  LOSS  PER  COMMON  SHARE             ($0.51)        ($0.82)        ($0.57)

See accompanying notes to consolidated financial statements.



                         CONSOLIDATED  BALANCE  SHEETS
          BONE  CARE  INTERNATIONAL,  INC.  AND  SUBSIDIARY   ASSETS


June 30,                                                     1996         1995
                                                        -----------  -----------
CURRENT  ASSETS
        Cash and cash equivalents                       $11,060,843      $22,595
        Receivables                                           1,619        1,897
        Prepaid expenses                                     20,695       18,000

TOTAL  CURRENT  ASSETS                                   11,083,157       42,492

PROPERTY,  PLANT  AND  EQUIPMENT   AT  COST
        Lab improvements                                     21,092       18,858
        Furniture and fixtures                               20,390        5,038
        Machinery and other equipment                       215,979       89,756
                                                            257,461      113,652

        Less accumulated depreciation                       192,677       77,514
                                                             64,784       36,138

Excess of cost over fair value of net assets acquired,
  net of accumulated amortization of $553,512
  at June 30, 1996 and $464,064 at June 30, 1995            806,405      895,853
Patent fees, net of accumulated amortization of
  $251,462 at June 30, 1996 and $34,000 at June 30,1995     306,979       54,389

                                                        $12,261,325   $1,028,872

See accompanying notes to consolidated financial statements.




                     CONSOLIDATED  BALANCE  SHEETS (cont.)
               BONE  CARE  INTERNATIONAL,  INC.  AND  SUBSIDIARY
                     LIABILITIES  AND  SHAREHOLDERS'  EQUITY


June 30,                                                      1996        1995
                                                        -----------  -----------
CURRENT  LIABILITIES
        Accounts payable                                   $73,236      $23,802
        Advances from Lunar Corporation                          0      444,344
        Accrued liabilities:
           Compensation payable                              4,133
           Property, payroll and other taxes                 1,750        1,594

TOTAL  CURRENT  LIABILITIES                                 79,119      469,740

SHAREHOLDERS'  EQUITY
        Preferred stock
             authorized 1,000,000 shares of $.001
             par value; none issued

        Common stock
             authorized 14,000,000 shares of no par
             value; issued and outstanding, 4,353,691
             and 848,942 at June 30, 1996 and 1995      11,393,883      583,333
        Additional paid-in capital                       3,524,275    1,453,984
        Accumulated deficit                             (2,735,952)  (1,478,185)

                                                        12,182,206      559,132

                                                       $12,261,325   $1,028,872

See accompanying notes to consolidated financial statements.



               CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                BONE  CARE  INTERNATIONAL,  INC.  AND  SUBSIDIARY


Years ended June 30, 1996,
1995, and 1994              Number           Additional
                              of       Common   paid-in   Accumulated
                            shares      stock   capital     deficit    Total
                            -------   -------- ---------- ---------- ----------
BALANCE AT JUNE 30, 1993   848,942    $583,333 $1,453,984  ($294,162)$1,743,155

Net loss for the year
  ended June 30, 1994            0           0          0   (485,284)  (485,284)

BALANCE AT JUNE 30, 1994   848,942     583,333  1,453,984   (779,446) 1,257,871

Net loss for the year
  ended June 30, 1995            0           0          0   (698,739)  (698,739)

BALANCE AT JUNE 30, 1995   848,942     583,333  1,453,984 (1,478,185)   559,132

Conversion of Lunar Corporation
advances to common stock   107,401     634,683          0          0    634,683

Contribution of Lunar Corporation
  Vitmin D assets and all
  outstanding shares of
  Continental Assays Corp.
  for common stock       1,698,674     175,867          0          0    175,867
Capital contributions
  by Lunar Corporation   1,698,674  10,000,000  1,285,291          0 11,285,291
Capital contribution
  by Draxis Health, Inc.         0           0     60,000          0     60,000
Payment from
  Lunar Corporation for
  tax benefit                    0           0    725,000          0    725,000
Net loss for the year
  ended June 30, 1996            0           0          0 (1,257,767)(1,257,767)

BALANCE AT JUNE 30, 1996 4,353,691 $11,393,883 $3,524,275($2,735,952)$12,182,206

See accompanying notes to consolidated financial statements.




                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                BONE CARE INTERNATIONAL, INC. AND SUBSIDIARY

Years ended June 30,                       1996        1995        1994
CASH  FLOWS
   FROM  OPERATING  ACTIVITIES
   Net loss                         ($1,257,767)  ($698,739)  ($485,284)

ADJUSTMENTS  TO  RECONCILE
   NET  LOSS  TO  NET  CASH
   USED  IN  OPERATING  ACTIVITIES
   Depreciation and amortization        182,378     115,094     112,385
   Changes in assets and liabilities:
      Receivables                        33,168        (785)      6,658
      Prepaid expenses                   (2,695)      1,110      (1,110)
      Accounts payable                  (70,909)     11,692      (5,100)
      Accrued liabilities                 4,289      (8,431)       (836)

NET  CASH  USED
   IN  OPERATING  ACTIVITIES         (1,111,536)   (580,059)   (373,287)

See accompanying notes to consolidated financial statements.




                CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.) BONE CARE INTERNATIONAL, INC. AND SUBSIDIARY

Years ended June 30,                    1996           1995           1994

CASH  FLOWS
   FROM  INVESTING  ACTIVITIES

   Additions to property, plant
    and equipment                   ($30,081)      ($15,254)       ($4,221)
   Patent fees                       (87,597)       (26,501)        (8,437)
   Continental Assays
    cash contribution                  6,832              0              0

NET  CASH  USED
   IN  INVESTING  ACTIVITIES        (110,846)       (41,755)       (12,658)

CASH  FLOWS
   PROVIDED  BY  FINANCING  ACTIVITIES

   Proceeds from
      Lunar Corporation advances     190,339        444,344              0
   Proceeds from
      Lunar Corporation capital
       contributions              12,010,291              0              0
   Proceeds from
      Draxis Health, Inc. capital
       contribution                   60,000              0              0

NET  CASH PROVIDED
BY  FINANCING  ACTIVITIES         12,260,630        444,344              0

   Net increase (decrease)in cash
      and cash equivalents        11,038,248       (177,470)      (385,945)
   Cash and cash equivalents
      at beginning of year            22,595        200,065        586,010

CASH  AND  CASH  EQUIVALENTS
   AT  END  OF  YEAR             $11,060,843        $22,595       $200,065

See accompanying notes to consolidated financial statements.




               NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
              BONE  CARE  INTERNATIONAL,  INC.  AND  SUBSIDIARY

(1) Summary of Accounting Policies

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Bone Care International, Inc. and its wholly owned subsidiary, Continental Assays Corporation (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

     DESCRIPTION OF BUSINESS: Bone Care International, Inc. is developing one-alpha D-2-B as a new treatment for secondary hyperparathyroidism associated with end-stage renal disease. Continental Assays Corporation performs blood assays to determine the level of vitamin D metabolites in blood.

     The Company was a subsidiary of Lunar Corporation (Lunar) until May 8, 1996. The Board of Directors of Lunar declared a dividend, payable to holders of record of Lunar stock, of one share of the Company's stock for every two shares of Lunar stock on April 18, 1996. The distribution occurred on May 8, 1996. Lunar and the Company became separate companies after the distribution.

     REVENUE RECOGNITION: Licensing revenuereceived under agreements is recognized as revenue when earned.

     CASH AND CASH EQUIVALENTS: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

     DEPRECIATION AND AMORTIZATION: Depreciationand amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. A combination of straight-line and accelerated methods of depreciation are used for financial statement and income tax reporting purposes.

     The cost of property and equipment aredepreciated over the following estimated useful lives:

     Asset classification                  Estimated useful life
     --------------------                  ---------------------

     Machinery, furniture, and fixtures    5-7 years
     Lab improvements                      31.5 years

     INTANGIBLE ASSETS: The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over a 15 year period. Legal costs incurred to register patents are amortized over a five year period. Management believes these assets are recoverable based on analysis of undiscounted future cash flows.

     RESEARCH AND DEVELOPMENT COSTS: Materials, labor and overhead expenses related to research and development projects are charged to operations as incurred.

     NET LOSS PER SHARE: Net loss per share is based on a weighted average number of shares of common stock of 2,447,014 for the year ended June 30, 1996 and 848,942 for each of the years ended June 30, 1995 and 1994. Common equivalent shares resulting from stock options have been excluded as their effect is antidilutive.

     INCOME TAXES: Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     For the years ended June 30, 1996, 1995 and 1994, the Company was included in the consolidated income tax return of Lunar. Tax expense is calculated as if the Company filed a separate income tax return; however, as a result of net operating losses incurred, no income taxes have been provided for in the years ended June 30, 1996, 1995 and 1994.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of financial instruments, which consisted of cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximated their carrying values at June 30, 1996 and 1995.

     RECLASSIFICATIONS: Certain prior year financial statement items have been reclassified to conform to the current year presentation.

     USE OF ESTIMATES: In preparing the consolidated financial statements, the Company's management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued in 1995. Implementation of SFAS No. 121 is required in the fiscal year commencing July 1, 1996. SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill relating to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is not expected to have a significant impact on the Company's consolidated financial statements.

     SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in
1995.  Implementation is required in the fiscal year commencing   July 1,
1996. SFAS No. 123 establishes a fair value-based method for financial accounting and reporting for stock-based employee compensation plans. The new standard allows compensation to continue to be measured by the intrinsic value-based method of accounting prescribed by Accounting Principles Board
No. 25, "Accounting for Stock Issued to Employees," in the financial statements. However, expanded disclosure of the impact of the fair value-based method is required. The Company does not expect the adoption of SFAS
No. 123 to have a material effect on the Company's consolidated financial position or results of operations.

(2)   Stock Purchase Program

     Bone Care has granted options to key employees, directors, and consultants under two separate programs. Options outstanding as of June 30, 1996 and 1995 are summarized as follows:

                Program date     Option price     1996         1995
              ----------------   ------------   -------      -------
              January 1, 1989        $4.22       63,176       63,176
              February 1, 1996        4.22      161,800            0
                                      5.87        1,000            0
              ----------------   ------------   -------      -------
                                                225,976       63,176
                                                =======      =======

     The January 1, 1989, option plan is intended to qualify as an incentive stock option plan within the meaning of Section 422 of the Internal Revenue Code of 1986. Stock options to purchase shares of the Company's common stock granted under this plan may be exercised, with certain exceptions in the case of an optionee's death or retirement, only during employment. Stock options granted are exercisable, during the optionee's lifetime, only by the optionee. The stock options are all fully vested and expire ten years from the granting date. In June 1990, the Board of Directors of Bone Care agreed not to issue any new options under this plan.

     Under the second option program, titled the Bone Care International, Inc. 1996 Stock Option Plan, a total of 500,000 shares of common stock were made available of which 337,200 remain available. Options granted under this program vest over a three or five-year period. The options will expire ten years from the granting date, or upon termination of employment.

     The following is a summary of options related to these option programs as of June 30, 1996, 1995 and 1994, respectively:

               June 30, Option price June 30, Option price June 30, Option price
                 1996     per share    1995     per share    1994     per share
Options o/s at
Beg. of year    63,176      $4.22     63,176      $4.22     63,176     $4.22

Granted        162,800    4.22-5.87        0          0          0         0

Options o/s at
end of year    225,976    4.22-5.87   63,176      $4.22     63,176     $4.22

Options exercisable at
end of year     63,176                63,176                63,176


     The option price under both option programs was based on 100% of the estimated fair market value of the Company's stock on the dates the options were granted.

(3)  Income Taxes

     The Company has a state net operating loss carryforward of approximately $2,122,000, which will begin expiring in 2009 and a federal net operating loss carryforward of approximately $323,000 which will begin expiring in 2011.

     Deferred tax assets at June 30, 1996 and 1995 were as follows:


                                         1996        1995
- ---------------------------------------------------------

Federal net operating
 loss carryforward                   $110,000          $0
State net operating loss
 carryforward                         168,000      78,000
Valuation allowance                  (278,000)    (78,000)
- ----------------------------------------------------------
                                           $0          $0
==========================================================




(4)  Related-party Transactions

     The Company entered into a Transition Agreement with Lunar pursuant to which certain employees of Lunar will perform administrative services for the Company. Such services include legal, treasury, accounting, insurance and employee benefit administration. As compensation the Company pays Lunar a monthly fee of $7,000. Lunar leases 3,000 square feet of office space to the Company for $2,000 per month under the Transition Agreement. The term of the Transition Agreement is three years; however, the Company may terminate the agreement by giving Lunar 90 days advance written notice. Prior to the distribution, the Company paid $5,000 per month to Lunar for rent and the aforementioned administrative services. The total payments for those expenses were $66,968, $60,000, and $60,000 during the years ended June 30, 1996, 1995 and 1994, respectively.

     During the years ended June 30, 1996, 1995 and 1994, the Company was charged $13,495, $9,344 and $-0-, respectively, for interest on intercompany advances from Lunar.





(5)   Shareholders' Equity

     On April 15, 1996, the Board of Directors of the Company adopted
Amended and Restated Articles of Incorporation of the Company which, among other things, increased the authorized capital of the Company to 15,000,000 shares consisting of 14,000,000 shares of common stock and 1,000,000 shares of preferred stock issuable in series. The Board of Directors of the Company also declared a 789.7 for 1 stock split payable in the form of a stock dividend. The accompanying financial statements give retroactive effect to these changes.

(6)  Non-cash Transactions

     In October 1995, Lunar contributed its ownership of Continental Assays Corporation and certain assets with a book value of $175,867 for 1,698,674 shares of the Company's common stock. In October 1995, Lunar also exchanged $634,683 of loans receivable from the Company for 107,401 shares of common stock of the Company.


(7)  Profit-sharing Plan

     The Company has established a 401(k) profit-sharing plan covering substantially all employees. Employer contributions to the plan are at the discretion of the Board of Directors. The Company's policy is to fund profit-sharing plan contributions as they accrue. Profit-sharing expense amounted to $6,699, $7,779, and $-0- for the years ended June 30, 1996, 1995 and 1994, respectively.


(8)  Shareholders Rights Plan and Preferred Stock

     In 1996, the Company adopted a Shareholders Rights Plan. Under this plan, each share of common stock has associated with it one preferred share purchase right (a Right). Under certain circumstances, each Right would entitle the holders thereof to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock for price of $25.00 per one one-hundredth of a share. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the per-share earnings of the Company. The Rights are not presently exercisable and are transferable only with the related shares of common stock. The Company's Board of Directors has designated 140,000 shares of the Preferred Stock as Series A Junior Participating Preferred Stock in connection with the Rights.



INDEPENDENT  AUDITORS'  REPORT

THE  BOARD  OF  DIRECTORS
BONE  CARE  INTERNATIONAL,  INC:


We have audited the accompanying consolidated balance sheets of Bone Care International, Inc. and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bone Care International, Inc. and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Chicago, Illinois
July 26, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- ------------------------------------------------------------------------

     None

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

     The Company incorporates by reference the information included in the Company's definitive Proxy Statement for its 1996 Shareholders Meeting to be held on November 14, 1996 ("Proxy Statement") under the caption "Purposes of the Meeting - Election of Directors" which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the
Securities Exchange Act of 1934 and in accordance with General Instruction
G(3) to Form 10-K, not later than 120 days after the end of the Company's
fiscal year.    Information with respect to executive officers of the Company appears at the end of Part I, page 12 and 13 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

     The Company incorporates by reference the information included in the Proxy Statement under the caption "Executive Compensation," other than the information included in the Proxy Statement under the sub-captions "Board of Directors Report on Executive Compensation" and "Performance Graph"

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     The Company incorporates by reference the information included in the Proxy Statement under the caption "Securities Beneficially Owned by Principal Shareholders, Directors, and Executive Officers."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     The Company incorporates by reference the information included in the Proxy Statement under the caption "Certain Transactions."

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------

(a)
     1 and 2.  Financial statements and financial statement schedule

     Reference is made to the separate index to the Company's consolidated financial statements and schedule contained on page 31 hereof.

     3.  Exhibits

     Reference is made to the separate exhibit index contained on page 33.

(b)
     Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended June 30, 1996.


                        BONE CARE INTERNATIONAL, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                     AND
                        FINANCIAL STATEMENT SCHEDULE


The following documents are filed                                 Page(s) in
as part of this report:                                            Form 10-K

(1)  Financial Statements:

     Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . .28

     Consolidated Balance Sheets at June 30, 1996 and 1995 . . . . . . 18-19

     Consolidated Statements of Operations for the years ended
       June 30, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . .17

     Consolidated Statements of Shareholders' Equity for the
       years ended June 30, 1996, 1995, and 1994 . . . . . . . . . . . . .20

     Consolidated Statements of Cash Flows for the years
       ended June 30, 1996, 1995, and 1994 . . . . . . . . . . . . . . 21-22

     Notes to Consolidated Financial Statements. . . . . . . . . . . . 23-27

(2)  Financial Statement Schedule:

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.



                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BONE CARE INTERNATIONAL, INC.

Date:  September 25, 1996        By:  Charles W. Bishop
                                      -----------------------------------------
                                      Charles W. Bishop, Ph.D.
                                      President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name


Charles W. Bishop, Ph.D.
- ----------------------------  President and                 September 25, 1996
Charles W. Bishop, Ph.D.      Director (Principal
                              Executive Officer)


Robert A. Beckman
- ---------------------------   Vice President of             September 25, 1996
Robert A. Beckman             Finance and Director
                              (Principal Financial and
                              Accounting Officer)


Richard B. Mazess, Ph.D.
- ---------------------------   Chairman and Director         September 25, 1996
Richard B. Mazess, Ph.D.



Martin Barkin, M.D.
- ---------------------------   Director                      September 25, 1996
Martin Barkin, M.D.


John Kapoor, Ph.D.
- ---------------------------   Director                      September 25, 1996
John Kapoor, Ph.D.



                        BONE CARE INTERNATIONAL, INC.
                              INDEX TO EXHIBITS

Exhibit
Number   Document Description
- -------  --------------------

 3.1     Restated Articles of Incorporation of Registrant(1)
         (Exhibit 3.1, Amendment No. 3 to Form 10/A)

 3.2     By-Laws of Registrant (1)(Exhibit 3.2, Amendment No. 1 to Form 10/A)

 4.1 Shareholders Rights Agreement between Bone Care and Norwest Bank Minnesota, N.A.(1) (Exhibit 4.1, Amendment No. 3 to Form 10/A)

10.1 Distribution Agreement Between Bone Care and Lunar Corporation(1) (Exhibit 10.1, Amendment No. 3 to Form 10/A)

10.2 Tax Disaffiliation Agreement Between Bone Care and Lunar Corporation(1) (Exhibit 10.2, Amendment No. 3 to Form 10/A)

10.3 Transition Agreement Between Bone Care and Lunar Corporation(1) (Exhibit 10.3, Amendment No. 3 to Form 10/A)

10.4*    Incentive Stock Option Plan(1) (Exhibit 10.4)

10.5* 1996 Stock Option Plan(1) (Exhibit 10.5, Amendment No. 3 to Form 10/A)

10.6     Restated License Agreement Between Bone Care and
         Draxis Health, Inc.(1) (Exhibit 10.6)

21.      List of Subsidiaries of Registrant

27.      Financial Data Schedule


(1)Incorporated by reference to exhibits filed with Registrant's Form 10 Registration Statement (Registration Number 02-27854) filed under the Securities Exchange Act of 1934. Parenthetical references to exhibit numbers are to the exhibit numbers in the Form 10 or, if applicable, the Amendment to the Form 10.

*Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.