Form 10-Q
period 1996-09-30
BONE CARE INTERNATIONAL INC
filed 1996-11-14
CIK 1009405

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark one)

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

                                 OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


                  Commission File Number:  0-27854

                    BONE CARE INTERNATIONAL, INC.
       (Exact name of registrant as specified in its charter)

Wisconsin                     2830                     39-1527471
(State of           (Primary Standard Industry       (IRS Employer
Incorporation)      Classification Code Number   Identification No.)

                      313 West Beltline Highway
                      Madison, Wisconsin  53713
                            608-274-7533
(Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

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

As of October 31, 1996, 4,353,691 shares of the registrant's Common Stock, no par value, were outstanding.


            BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                              FORM 10-Q

          For the quarterly period ended September 30, 1996

                          TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                 Page

Item 1.   Financial statements

          Consolidated Balance Sheets
          September 30, 1996, and June 30, 1996. . . . . . . . . . 3

          Consolidated Statements of Operations
          Three Months Ended September 30, 1996
          and 1995 . . . . . . . . . . . . . . . . . . . . . . . . 5

          Consolidated Statements of Cash Flows
          Three Months Ended September 30, 1996
          and 1995 . . . . . . . . . . . . . . . . . . . . . . . . 6

          Notes to Consolidated Financial Statements . . . . . . . 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . 8

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . 9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . .11

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets


Assets
---------------------------------------------------------------------------
                                              September 30,      June 30,
                                                  1996             1996
                                               (Unaudited)       (Audited)
---------------------------------------------------------------------------

Current assets:
 Cash and cash equivalents                      $10,755,612    $11,060,843
 Receivables                                          1,997          1,619
 Prepaid expenses                                    18,000         20,695
---------------------------------------------------------------------------

Total current assets                             10,775,609     11,083,157

Property, plant and equipment--at cost:
 Lab improvements                                    21,092         21,092
 Furniture and fixtures                              21,180         20,390
 Machinery and other equipment                      225,453        215,979
---------------------------------------------------------------------------

                                                    267,725        257,461

Less accumulated depreciation                       199,637        192,677
---------------------------------------------------------------------------

                                                     68,088         64,784

Excess of cost over fair value of net assets
 acquired, net of accumulated amortization
 of $575,874 at September 30, 1996 and
 $553,512 at June 30, 1996                          784,043        806,405
Patent fees, net of accumulated amortization
 of $278,462 at September 30, 1996 and $251,462
 at June 30, 1996                                   336,110        306,979
---------------------------------------------------------------------------

                                                $11,963,850    $12,261,325
===========================================================================

See accompanying notes to consolidated financial statements.

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets



Liabilities and Shareholders' Equity

---------------------------------------------------------------------------

                                              September 30,      June 30,
                                                   1996            1996
                                                (Unaudited)      (Audited)
---------------------------------------------------------------------------

Current liabilities:
 Accounts payable                               $    63,963    $    73,236
 Accrued liabilities:
  Compensation payable                               12,635          4,133
  Property, payroll, and other taxes                  1,048          1,750
---------------------------------------------------------------------------

Total current liabilities                            77,646         79,119

Shareholders' equity:
 Preferred stock--authorized 1,000,000
  shares of $.001 par value; none issued                -              -
 Common stock--authorized 14,000,000 shares
  of no par value; issued and outstanding
  4,353,691 shares at September 30, 1996
  and 4,353,691 at June 30, 1996                 11,393,883     11,393,883
 Additional paid-in capital                       3,524,275      3,524,275
---------------------------------------------------------------------------

                                                 14,918,158     14,918,158

Accumulated deficit                              (3,031,954)    (2,735,952)
---------------------------------------------------------------------------

                                                 11,886,204     12,182,206
---------------------------------------------------------------------------

                                                $11,963,850    $12,261,325
===========================================================================

See accompanying notes to consolidated financial statements.

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

------------------------------------------------------------------------------

                                               Three months ended
                                  September 30,                  September 30
                                       1996                          1995
------------------------------------------------------------------------------

REVENUES                          $      525                     $     -


OPERATING EXPENSES
Cost of sales                          3,785                           -
Research and development             369,364                       125,727
General and administrative            67,893                        40,273
------------------------------------------------------------------------------
                                     441,042                       166,000
------------------------------------------------------------------------------

Loss from operations                (440,517)                     (166,000)
------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest income                      144,515                           333
Interest expense - Lunar
 Corporation                             -                         (10,339)
------------------------------------------------------------------------------

                                     144,515                       (10,006)
------------------------------------------------------------------------------

NET LOSS                          $ (296,002)                    $(176,006)
==============================================================================

Net loss per common share             $(0.07)                       $(0.21)
==============================================================================

Weighted average number of
 common shares                     4,353,691                       848,942
==============================================================================

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

---------------------------------------------------------------------------
                                                   Three months ended
                                              September 30,   September 30,
                                                    1996           1995
---------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                       $ (296,002)    $ (176,006)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                   56,322         28,451
 Changes in assets and liabilities:
    Receivables                                       (378)         1,748
    Prepaid expenses                                 2,695            -
    Accounts payable                                (9,273)        (4,875)
    Accrued liabilities                              7,800          7,419
---------------------------------------------------------------------------

Net cash used in operating activities             (238,836)      (143,263)
---------------------------------------------------------------------------

Cash flows from investing activities:
 Additions to property,
  plant and equipment                              (10,264)           -
 Patent fees                                       (56,131)          (534)
---------------------------------------------------------------------------

Net cash used in investing activities           $  (66,395)    $     (534)
---------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from Lunar Corporation advances              -          130,339

Net cash provided by financing activities              -          130,339
---------------------------------------------------------------------------

Net decrease in cash and cash
 equivalents                                      (305,231)       (13,458)
Cash and cash equivalents at
 beginning of period                            11,060,843         22,595
---------------------------------------------------------------------------

Cash and cash equivalents at end of period     $10,755,612     $    9,137
===========================================================================

See accompanying notes to consolidated financial statements.

            BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

(1)  BASIS OF PRESENTATION

     The consolidated financial statements of Bone Care International, Inc. (the "Company") presented herein, without audit except for balance sheet information at June 30, 1996, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1996, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 27, 1996.

     The consolidated balance sheet as of September 30, 1996, the consolidated statements of income for the three months ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the three months ended September 30, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

     The results of operations for the three months ended September 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1997.

Item 2. Management Discussion and Analysis of Financial Condition and Results of
          Operations

Results of Operations

     Revenue of $525 in the three months ended September 30, 1996 relate to contract services performed by Continental Assays Corporation, a subsidiary of the Company.

     Research and development expenses increased to $369,364 in the three months ended September 30, 1996 from $125,727 in the three months ended September 30, 1995. These increases are primarily due to higher expenditures for clinical trials of one-alpha D2 for treating secondary hyperparathyroidism associated with end-stage renal disease.

     Interest income increased to $144,515 in the three months ended September 30, 1996 from $333 in the three months ended September 30, 1995. These increases are due to higher cash balances which resulted from capital contributions made in fiscal year 1996 by Lunar Corporation ("Lunar") and Draxis Health, Inc., the Company's shareholders at the time of the contributions. On May 8, 1996, Lunar distributed its ownership of the Company to its shareholders.

     There was no interest expense in the three months ended September 30, 1996 compared to $10,339 in the three months ended September 30, 1995. Interest expense in the three months ended September 30, 1995 relates exclusively to loans made by Lunar to the Company. Lunar canceled outstanding loans in the amount of $634,683 in October 1995 in exchange for additional shares of the Company's common stock.

Liquidity and Capital Resources

     Cash and cash equivalents decreased $305,231 to $10,755,612 in the three months ended September 30, 1996. The decrease is primarily due to increased research and development activities, including clinical trials of one-alpha D2 as a therapy for secondary hyperparathyroidism in end-stage renal disease, and for general corporate purposes. The Company currently estimates that approximately $5 million will be needed to complete clinical trials of one-alpha D2 and at least $2 million will be needed to fund corporate and administrative expenses over the next two years. It is currently anticipated that the remaining $3.8 million will be used for the development of other products.

     Management believes current levels of cash and cash equivalents are adequate to finance the Company's operations through the end of fiscal 1998.
The Company may require additional funds for research and development activities after that time. Additional funds also could be required before that time if the Company were to expand the scope of its activities. There is no assurance additional financing will be available on acceptable terms.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits furnished:

               (11)  Statement Re: Computation of Earnings Per Share
               (27)  Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BONE CARE INTERNATIONAL, INC.
                                   (Registrant)




Date:  November 13, 1996           Charles W. Bishop
-----------------------------      ------------------------------------------
                                   Charles W. Bishop
                                   President
                                   (Principal Executive Officer)




Date:  November 13, 1996           Robert A. Beckman
-----------------------------      ------------------------------------------
                                   Robert A. Beckman
                                   Vice President of Finance
                                   and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)

              BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                              Exhibit Index

            For the Quarterly Period Ended September 30, 1996

No.  Description                                                     Page

11   Statement Regarding Computation of Earnings Per Share . . . . . .12

27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .13