Form 10-Q
period 1996-12-31
BONE CARE INTERNATIONAL INC
filed 1997-02-18
CIK 1009405

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

         /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996

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

                                                     Yes   /X/       No / /

As of January 31, 1997, 4,353,691 shares of the registrant's Common Stock, no par value, were outstanding.

                 BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                                   FORM 10-Q

               For the quarterly period ended December 31, 1996

                               TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                            Page

Item 1.   Financial statements

          Consolidated Balance Sheets
          December 31, 1996, and June 30, 1996 . . . . . . . . . . . . . . . .3

          Consolidated Statements of Operations
          Three and Six Months Ended December 31, 1996
          and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

          Consolidated Statements of Cash Flows
          Six Months Ended December 31, 1996
          and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

          Notes to Consolidated Financial Statements . . . . . . . . . . . . .7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . . .8

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets
--------------------------------------------------------------------------------

Assets
--------------------------------------------------------------------------------

                                                December 31,        June 30,
                                                    1996              1996
                                                 (Unaudited)        (Audited)
--------------------------------------------------------------------------------

Current assets:
 Cash and cash equivalents                       $10,091,073      $11,060,843
 Receivables                                          35,525            1,619
 Other Current Assets                                 52,774           20,695
--------------------------------------------------------------------------------

Total current assets                              10,179,372       11,083,157

Plant and equipment--at cost:
 Lab improvements                                     21,092           21,092
 Furniture and fixtures                               22,429           20,390
 Machinery and other equipment                       258,294          215,979
--------------------------------------------------------------------------------

                                                     301,815          257,461

Less accumulated depreciation and amortization       206,597          192,677
--------------------------------------------------------------------------------

                                                      95,218           64,784

Excess of cost over fair value of net assets
 acquired, net of accumulated amortization
 of $598,236 at December 31, 1996 and $553,512
 at June 30, 1996                                    761,681          806,405
Patent fees, net of accumulated amortization
 of $305,462 at December 31, 1996 and $251,462
 at June 30, 1996                                    348,449          306,979
--------------------------------------------------------------------------------

                                                 $11,384,720      $12,261,325
================================================================================
See accompanying notes to consolidated financial statements.

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets

--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------


                                                December 31,        June 30,
                                                    1996              1996
                                                 (Unaudited)        (Audited)
--------------------------------------------------------------------------------

Current liabilities:
 Accounts payable                                $   269,189       $   73,236
 Accrued liabilities:
  Compensation payable                                 4,924            4,133
  Property, payroll, and other taxes                     761            1,750
--------------------------------------------------------------------------------

Total current liabilities                            274,874           79,119

Shareholders' equity:
 Preferred stock--authorized 1,000,000
  shares of $.001 par value; none issued                 -                -
 Common stock--authorized 14,000,000 shares
  of no par value; issued and outstanding
  4,353,691 shares at December 31, 1996
  and June 30, 1996                               11,393,883       11,393,883
Additional paid-in capital                         3,524,275        3,524,275
--------------------------------------------------------------------------------

                                                  14,918,158       14,918,158

Accumulated deficit                               (3,808,312)      (2,735,952)
--------------------------------------------------------------------------------

                                                  11,109,846       12,182,206
--------------------------------------------------------------------------------

                                                 $11,384,720      $12,261,325
================================================================================

See accompanying notes to consolidated financial statements.

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

--------------------------------------------------------------------------------
                           Three months ended         Six months ended
                        December 31,  December 31,  December 31, December 31,
                            1996          1995          1996         1995
--------------------------------------------------------------------------------

REVENUES                   $   35,000     $   6,514    $   35,525  $    6,514
--------------------------------------------------------------------------------

OPERATING EXPENSES
Cost of sales                  30,947         5,335        34,732       5,335
Research and development      806,001       286,808     1,175,365     412,536
General and administrative    112,268        37,362       180,161      77,635
--------------------------------------------------------------------------------

                              949,216       329,505     1,390,258     495,506
--------------------------------------------------------------------------------

Loss from operations         (914,216)     (322,991)   (1,354,733)   (488,992)
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest income                137,858          462       282,373         796
Interest expense - Lunar
 Corporation                       -         (3,156)         -        (13,495)
--------------------------------------------------------------------------------

                               137,858       (2,694)      282,373     (12,699)
--------------------------------------------------------------------------------

NET LOSS                   $ (776,358)    $(325,685) $(1,072,360)   $(501,691)
================================================================================

Net loss per common share       $(0.18)      $(0.12)      $(0.25)       $(0.29)
================================================================================
Weighted average number of
 common shares               4,353,691    2,655,017    4,353,691     1,751,980
================================================================================


BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

--------------------------------------------------------------------------------
                                                     Six months ended
                                                December 31,     December 31,
                                                     1996             1995
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                        $(1,072,360)       $(501,691)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                    112,644           56,904
 Changes in assets and liabilities:
    Receivables                                     (33,906)             (69)
    Other current assets                            (32,079)             -
    Accounts payable                                 195,953          186,997
    Accrued liabilities                                (198)          13,810
--------------------------------------------------------------------------------

Net cash used in operating activities              (829,946)        (244,049)
--------------------------------------------------------------------------------

Cash flows from investing activities:
 Disposal of (additions to) plant
  and equipment                                     (44,354)            1,054
 Patent fees                                        (95,470)         (27,381)
 Continental Assays cash contribution                   -               6,832
--------------------------------------------------------------------------------

Net cash used in investing activities            $ (139,824)      $  (19,495)
--------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from Lunar Corporation advances               -             253,495
 Proceeds from capital contributions                    -           1,285,291
--------------------------------------------------------------------------------
Net cash provided by financing activities               -           1,538,786
--------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                  (969,770)        1,275,242
Cash and cash equivalents at
 beginning of period                              11,060,843           22,595
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period       $10,091,073       $1,297,837
================================================================================
See accompanying notes to consolidated financial statements.

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

  The consolidated balance sheet as of December 31, 1996, the consolidated statements of operations for the three and six months ended December 31, 1996 and 1995, and the consolidated statements of cash flows for the six months ended December 31, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

  The results of operations for the three and six months ended December 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1997.


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  Revenue of $35,000 and $35,525 in the three and six months ended December 31, 1996, respectively, relate to contract services performed by Continental Assays Corporation, a subsidiary of the Company.

  Research and development expenses increased to $806,001 in the three months ended December 31, 1996 from $286,808 in the three months ended December 31, 1995, and to $1,175,365 in the six months ended December 31, 1996 from $412,535 in the six months ended December 31, 1995. These increases are primarily attributable to higher expenditures for clinical trials of one-alpha D2 for treating secondary hyperparathyroidism associated with end-stage renal disease. These increases are also due in part to Bone Care assuming the research and development expenses for Vitamin D analogs contributed by Lunar Corporation in October 1995.

  Interest income increased to $137,858 in the three months ended December
31, 1996 from $462 in the three months ended December 31, 1995 and to $282,373 in the six months ended December 31, 1996 from $796 in the six months ended December 31, 1995. These increases are due to higher cash balances which resulted from capital contributions made in fiscal 1996 by Lunar Corporation ("Lunar") and Draxis Health Care, Inc., the Company's shareholders at the time of the contributions. On May 8, 1996, Lunar distributed its ownership of the Company to its shareholders.

  There was no interest expense in the six months ended December 31, 1996 compared to $13,495 in the six months ended December 31, 1995. Interest expense during those periods related exclusively to loans made by Lunar to the Company. Lunar cancelled outstanding loans in the amount of $634,683 in October 1995 in exchange for additional shares of the Company's common stock.

Liquidity and Capital Resources

  The Company has historically financed its operations through a combination of capital contributions, license agreements and sales of contract services. All third party collaborative research and licensing agreements have either expired or terminated.

  Cash and cash equivalents decreased $969,770 to $10,091,073 in the six months ended December 31, 1996. The decrease is primarily due to increased research and development activities, including clinical trials of one-alpha D2 as a therapy for secondary hyperparathyroidism in end-stage renal disease.
The Company currently estimates that approximately $5 million will be needed to complete clinical trials and commence retail production of one-alpha D2 and at least $1.5 million will be needed to fund corporate and administrative expenses over the next two years.

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

                 None

Item 3.     Defaults Upon Senior Securities

                 None

Item 4.     Submission of Matters to a Vote of Security Holders

                 The 1996 Annual Meeting of Shareholders ("Annual Meeting") of
            the Company was held on November 14, 1996. The total number of shares of the Company's common stock, no par value per share, outstanding as of October 15, 1996, the record date of the Annual Meeting, was 4,353,691. Management of the Company solicited proxies pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A promulgated thereunder for the Annual Meeting. One director, Martin Barkin, M.D. was elected to serve until the 1999 Annual Meeting of Shareholders. The directors were elected by a vote of 3,715,896 votes "FOR" and 11,337 votes "WITHHELD AUTHORITY." The selection of KPMG Peat Marwick LLP as the Company's independent auditors was also approved. The selection was approved by a vote of 3,725,408 votes "FOR," 185 votes "AGAINST," and 1,640 votes "ABSTAIN."

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

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits furnished:

                 (3.2)   By-Laws of Registrant
                 (10.1)  Bone Care International, Inc. 1996 Stock Option Plan
                 (11)    Statement Re: Computation of Loss Per Share
                 (27)    Financial Data Schedule

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BONE CARE INTERNATIONAL, INC.
                                     (Registrant)




Date:  February 14, 1997             /s/ Charles W. Bishop
                                     Charles W. Bishop
                                     President
                                     (Principal Executive Officer)




Date:  February 14, 1997             /s/ Dale W. Gutman
                                     Dale W. Gutman
                                     Vice President of Finance
                                     (Principal Financial and
                                      Accounting Officer)

                 BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                                 Exhibit Index

                 For the Quarterly Period Ended March 31, 1996

No.         Description                                                    Page

3.2         By-Laws of Registrant. . . . . . . . . . . . . . . . . . . . . .12

10.1        Bone Care International, Inc., 1996 Stock Option Plan  . . . . .32

11          Statement Regarding Computation of Loss Per Share. . . . . . .  36

27          Financial Data Schedule. . . . . . . . . . . . . . . . . . . .  37