Form 10-Q
period 1997-03-31
BONE CARE INTERNATIONAL INC
filed 1997-05-16
CIK 1009405

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          FORM 10-Q

(Mark one)

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

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

                                              Yes   X       No
                                                   -----   -----
As of April 30, 1997, 4,361,191 shares of the registrant's Common Stock, no par value, were outstanding.

            BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                              FORM 10-Q

            For the quarterly period ended March 31, 1997

                          TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                 Page

Item 1.   Financial statements

          Consolidated Balance Sheets
          March 31, 1997, and June 30, 1996. . . . . . . . . . . . 3

          Consolidated Statements of Operations
          Three and Nine Months Ended March 31, 1997
          and 1996 . . . . . . . . . . . . . . . . . . . . . . . . 5

          Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 1997
          and 1996 . . . . . . . . . . . . . . . . . . . . . . . . 6

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . .11

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets

-----------------------------------------------------------------------------
Assets
-----------------------------------------------------------------------------

                                                 March 31,       June 30,
                                                   1997            1996
                                                (Unaudited)      (Audited)
-----------------------------------------------------------------------------

Current assets:
 Cash and cash equivalents                       $9,484,048    $11,060,843
 Receivables                                            -            1,619
 Inventory                                           51,708
 Other Current Assets                                   -           20,695
-----------------------------------------------------------------------------

Total current assets                              9,535,756     11,083,157

Plant and equipment--at cost:
 Lab improvements                                    21,092         21,092
 Furniture and fixtures                              24,890         20,390
 Machinery and other equipment                      264,391        215,979
-----------------------------------------------------------------------------

                                                    310,373        257,461

Less accumulated depreciation and amortization      213,557        192,677
-----------------------------------------------------------------------------

                                                     96,816         64,784

Excess of cost over fair value of net assets
 acquired, net of accumulated amortization
 of $620,598  at March 31, 1997 and $553,512
 at June 30, 1996                                   739,319        806,405
Patent fees, net of accumulated amortization
 of $332,462 at March 31, 1997 and $251,462
 at June 30, 1996                                   400,610        306,979
-----------------------------------------------------------------------------

                                                $10,772,501    $12,261,325
=============================================================================

See accompanying notes to consolidated financial statements.

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets

-----------------------------------------------------------------------------

Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------


                                                 March 31,       June 30,
                                                   1997            1996
                                                (Unaudited)      (Audited)
-----------------------------------------------------------------------------

Current liabilities:
 Accounts payable                               $   116,020     $   73,236
 Accrued liabilities:
  Compensation payable                               15,717          4,133
  Property, payroll, and other taxes                    937          1,750
  Other accrued liabilities                         323,367            -
-----------------------------------------------------------------------------

Total current liabilities                           456,041         79,119

Shareholders' equity:
 Preferred stock--authorized 1,000,000
  shares of $.001 par value; none issued                -              -
 Common stock--authorized 14,000,000 shares
  of no par value; issued and outstanding
  4,361,191 shares at March 31, 1997
  and 4,353,691 shares at June 30, 1996          11,393,883     11,393,883
Additional paid-in capital                        3,555,850      3,524,275
-----------------------------------------------------------------------------

                                                 14,949,808     14,918,158

Accumulated deficit                              (4,633,348)    (2,735,952)
-----------------------------------------------------------------------------

                                                 10,316,460     12,182,206


                                                $10,772,501    $12,261,325
==============================================================================

See accompanying notes to consolidated financial statements.

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

-------------------------------------------------------------------------------

                                  Three months ended       Nine months ended
                                March 31,    March 31,   March 31,    March 31,
                                  1997         1996        1997         1996
-------------------------------------------------------------------------------

REVENUES                          $   3,900  $  12,255  $   39,425 $   18,769
-------------------------------------------------------------------------------

OPERATING EXPENSES
Cost of sales                         3,572      6,499      38,304     11,834
Research and development            818,120    230,205   1,993,485    642,741
General and administrative          132,675     48,362     312,836    125,997
-------------------------------------------------------------------------------

                                    954,367    285,066   2,344,625    780,572
-------------------------------------------------------------------------------

Loss from operations               (950,467)  (272,811) (2,305,200)  (761,803)
-------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest income                     125,431     12,252     407,804     13,048
Interest expense - Lunar
 Corporation                            -          -           -      (13,495)
-------------------------------------------------------------------------------

                                    125,431     12,252     407,804       (447)
-------------------------------------------------------------------------------

NET LOSS                         $ (825,036) $(260,559) $(1,897,396) $(762,250)
===============================================================================

Net loss per common share            $(0.19)    $(0.10)      $(0.44)    $(0.37)
===============================================================================

Weighted average number of
 common shares                    4,358,197  2,655,017  4,355,182   2,052,992
===============================================================================

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

-------------------------------------------------------------------------------
                                                   Nine months ended
                                                March 31,      March 31,
                                                  1997           1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                     $(1,897,396)      $(762,250)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                 168,966         120,056
 Changes in assets and liabilities:
    Receivables                                      1,619         15,507
    Inventory                                      (51,708)
    Other current assets                            20,695            -
    Accounts payable                                42,784        (97,991)
    Accrued liabilities                            334,138         13,460
--------------------------------------------------------------------------------

Net cash used in operating activities           (1,380,902)      (711,218)
--------------------------------------------------------------------------------

Cash flows from investing activities:
 Disposal of (additions to) plant
  and equipment                                    (52,912)           264
 Patent fees                                      (174,631)       (48,773)
 Continental Assays cash contribution                 -             6,832
--------------------------------------------------------------------------------

Net cash used in investing activities          $ (227,543)     $  (41,677)
--------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from Lunar Corporation advances             -           190,339
 Proceeds from capital contributions                  -         1,300,291
 Proceeds from exercise of stock options           31,650             -
--------------------------------------------------------------------------------

Net cash provided by financing activities          31,650       1,490,630
--------------------------------------------------------------------------------

Net increase (decrease) in cash and
 cash equivalents                              (1,576,795)        737,735
Cash and cash equivalents at
 beginning of period                            11,060,843         22,595
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period      $9,484,048     $  760,330
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

     The consolidated balance sheet as of March 31, 1997, the consolidated statements of operations for the three and nine months ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended March 31, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

     The results of operations for the three and nine months ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1997.


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Revenue of $3,900 and $39,425 in the three and nine months ended March 31, 1997, respectively, relate to contract services performed by Continental Assays Corporation, a subsidiary of the Company.

     Research and development expenses increased to $818,120 in the three months ended March 31, 1997 from $230,205 in the three months ended March 31, 1996, and to $1,993,485 in the nine months ended March 31, 1997 from $642,741 in the nine months ended March 31, 1996. These increases are primarily attributable to higher expenditures for clinical trials of one-alpha D2 for treating secondary hyperparathyroidism associated with end-stage renal disease. These increases are also due in part to Bone Care assuming the research and development expenses for Vitamin D analogs contributed by Lunar Corporation in October 1995.


     Interest income increased to $125,431 in the three months ended March 31, 1997 from $12,252 in the three months ended March 31, 1996 and to $407,804 in the nine months ended March 31, 1997 from $13,048 in the nine months ended March 31, 1996. These increases are due to higher cash balances during fiscal 1997 which resulted from capital contributions made in fiscal 1996 by Lunar Corporation ("Lunar") and Draxis Health Care, Inc., the Company's shareholders at the time of the contributions. On May 8, 1996, Lunar distributed its ownership of the Company to its shareholders.

     There was no interest expense in the nine months ended March 31, 1997 compared to $13,495 in the nine months ended March 31, 1996. Interest expense during those periods related exclusively to loans made by Lunar to the Company. Lunar canceled outstanding loans in the amount of $634,683 in October 1995 in exchange for additional shares of the Company's common stock.

Liquidity and Capital Resources

     The Company has historically financed its operations through a combination of capital contributions, license agreements and sales of contract services. All third party collaborative research and licensing agreements have either expired or terminated.

     Cash and cash equivalents decreased $1,576,795 to $9,484,048 in the nine months ended March 31, 1997. The decrease is primarily due to increased research and development activities, including clinical trials of one-alpha D2 as a therapy for secondary hyperparathyroidism in end-stage renal disease. The Company currently estimates that approximately $3 million will be needed to complete clinical trials and commence retail production of one-alpha D2 for the initial indication being pursued. At least $4 million will be needed to fund clinical studies for additional indications, research, and administrative expenses over the next two years.

     Management believes current levels of cash and cash equivalents are adequate to finance the Company's operations through the fiscal year ended June, 1999. The Company may require additional funds for research and development activities after that time. Additional funds also could be required before that time if the Company were to expand the scope of its activities. There is no assurance additional financing will be available on acceptable terms.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits furnished:

               (11)    Statement Re: Computation of Loss Per Share
               (27)    Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BONE CARE INTERNATIONAL, INC.
                                   (Registrant)




Date:  May 14, 1997                /s/ Charles W. Bishop
--------------------------         ---------------------------------
                                   Charles W. Bishop
                                   President
                                   (Principal Executive Officer)




Date:  May 14, 1997                /s/ Dale W. Gutman
---------------------------        ----------------------------------
                                   Dale W. Gutman
                                   Vice President of Finance
                                   (Principal Financial and
                                    Accounting Officer)



           BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                           Exhibit Index

           For the Quarterly Period Ended March 31, 1996

No.  Description                                                Page

11   Statement Regarding Computation of Loss Per Share . . . . . 12

27   Financial Data Schedule . . . . . . . . . . . . . . . . . . 13