Form 10-K
period 1997-06-30
BONE CARE INTERNATIONAL INC
filed 1997-09-30
CIK 1009405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             _______________________

                                    FORM 10-K
        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1997
                                        OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from __________ to __________



                          Commission file number 0-27854

                          Bone Care International, Inc.
                         -----------------------------
              (Exact name of registrant as specified in its charter)

               Wisconsin                                  39-1527471
----------------------------------------                -----------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                         Identification No.)

       313 West Beltline Highway
           Madison, Wisconsin                                    53713
----------------------------------------               ----------------------
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code:  (608) 274-7533
        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                         Preferred Stock Purchase Rights
                        --------------------------------
                                 (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes /x/  No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 24, 1997, there were issued and outstanding 4,361,191 shares of Common Stock. The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $62,217,100 as of September 24, 1997, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Bone Care International, Inc. Proxy Statement for its 1997 Shareholders Meeting to be held on November 19, 1997 (Part III)


                        BONE CARE INTERNATIONAL, INC.

                                  INDEX TO
                         ANNUAL REPORT ON FORM 10-K
                        For Year Ended June 30, 1997

Page
----
Part I
Item 1         Business  . . . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2         Properties. . . . . . . . . . . . . . . . . . . . . . . . .11
Item 3         Legal Proceedings . . . . . . . . . . . . . . . . . . . . .11
Item 4         Submission of Matters to a Vote of Security Holders . . . .11
Part II
Item 5         Market for Registrant's Common Equity and
               Related Stockholder Matters . . . . . . . . . . . . . . . .11
Item 6         Selected Financial Data . . . . . . . . . . . . . . . . . .12
Item 7         Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . .13
Item 7A        Quantitative and Qualitative Disclosures about
               Market Risk . . . . . . . . . . . . . . . . . . . . . . . .15
Item 8         Financial Statements and Supplementary Data . . . . . . . .15
Item 9         Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . .29
Part III
Item 10        Directors and Executive Officers
               of the Registrant . . . . . . . . . . . . . . . . . . . . .29
Item 11        Executive Compensation. . . . . . . . . . . . . . . . . . .30
Item 12        Security Ownership of Certain
               Beneficial Owners and Management. . . . . . . . . . . . . .30
Item 13        Certain Relationships and Related Transactions. . . . . . .30
Part IV
Item 14        Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K . . . . . . . . . . . . . . . . . .30

Index to Consolidated Financial Statements and
  Financial Statement Schedule . . . . . . . . . . . . . . . . . . . . . .31

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .32

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .33

                                   PART I

ITEM 1.  BUSINESS
         --------
Introduction


     On May 8, 1996, Lunar Corporation ("Lunar") distributed to its shareholders of record as of April 24, 1996, all of the shares of Bone Care International, Inc. ("Bone Care" or "the Company") Common Stock then owned by Lunar in a transaction intended to qualify as a tax-free distribution. As a result of that distribution, Bone Care became a separate publicly owned company.

     The focus of Bone Care's pharmaceutical development program is discovering, developing, and commercializing improved D-hormone therapies for treating secondary hyperparathyroidism associated with end-stage renal disease ("ESRD"), renal osteodystrophy, osteoporosis, primary hyperparathyroidism, psoriasis, prostate cancer and breast cancer. The Company has a portfolio of proprietary D-hormones and analogs characterized by reduced toxicity relative to approved oral or intravenous D-hormone therapies. The lead compound in this portfolio is one-alpha D-2 which was licensed from the Wisconsin Alumni Research Foundation ("WARF") in 1987. The Company selected this compound for clinical development because of its 5-fold lower toxicity relative to D-hormones previously approved for oral or intravenous administration. Other compounds in the portfolio are being evaluated in preclinical research as potential second generation therapies. The Company believes that some of its proprietary compounds represent technical advances which may be exploited in established and emerging markets for D-hormone therapies. The Company has no products which are commercially available.

     The Company is currently developing one-alpha D-2 for treatment of secondary hyperparathyroidism associated with ESRD, conducting preclinical research on other compounds, and pursuing research to discover improved D-hormones. The Company completed Phase 2 clinical trials of one-alpha D-2 on patients exhibiting secondary hyperparathyroidism associated with ESRD in May 1996. Data from these trials suggest that one-alpha D-2 is well tolerated and effective in controlling excessive parathyroid hormone ("PTH") secretion. Multi-centered Phase 3 clinical trials with oral one-alpha D-2 began in May 1996 and were completed in August 1997. A multi-centered Phase 3 clinical trial with intravenous one-alpha D-2 commenced in July 1997, which the Company estimates will be completed in early 1998. Marketing approvals, if granted in the United States and Europe, would occur in 1998 or 1999, at the earliest.

     In September 1997, the Company began a Phase 3 clinical program with oral one-alpha D-2 in pre-dialysis patients exhibiting secondary hyperparathyroidism. The expected completion date for this program is September 1998. Marketing approval, if granted in the United States, would occur in 1999 or 2000, at the earliest.

     The Company also is conducting a Phase 1/Phase 2 trial with oral one-alpha D-2 in patients exhibiting advanced androgen-independent prostate cancer. This study began in November 1996, and the Company estimates its completion in 1998.

     Additional Phase 1/Phase 2 clinical trials are underway and planned in 1997 or 1998 for oral one-alpha D-2 in patients with osteoporosis and for a second generation compound, LR-103, in patients with prostate and/or breast cancer.

     The Company's subsidiary, Continental Assays Corporation, develops and performs specialized assays on biological samples. Continental Assays Corporation has developed proprietary procedures for measuring the levels of blood-borne metabolites of one-alpha D-2 and other D-hormones and metabolites. Such assays provide support to the Company's internal research programs and to the ongoing development of one-alpha D-2 and other new drugs. Continental Assays also provides assay services to unaffiliated third parties on a contractual basis. All of the Company's revenues during the fiscal years ended June 1997 and 1996 were derived from such services.

Background

     Secondary Hyperparathyroidism - One-alpha D-2 is being developed for secondary hyperparathyroidism associated with ESRD. This indication can be classified as a subset of a more general condition known as renal osteodystrophy, a disease of the kidneys characterized by impaired renal function, by elevated blood phosphorus, and by chronic stimulation of parathyroid function leading to bone disease. The primary aim of one-alpha D-2 therapy is to normalize (or reduce) elevated serum PTH, thereby preventing (or delaying) the onset of metabolic bone disease.

     In renal disease, there is a progressive loss of cells of the proximal nephron, the primary site in the kidneys for the synthesis of the D-hormones. The loss of functioning nephrons reduces production of these hormones, causing abnormally low blood levels of D-hormones. Reduced blood levels of D-hormones cause increased (ultimately excessive) secretion of PTH by direct and indirect mechanisms. The resulting hyperparathyroidism leads to markedly increased bone turnover and resulting bone disease (e.g., osteoporosis, osteomalacia, osteitis fibrosa cystica and extraskeletal calcification) and related disorders (e.g., bone pain).

     ESRD Market - The number of ESRD patients on dialysis in the United States has grown from approximately 142,000 to approximately 214,000 over the five-year period from 1991 to 1996. The average annual growth rate has been approximately 8.5%. In Europe, the estimated number of ESRD patients on dialysis is approximately 50% less than that for the United States. The annual growth rate in Europe has approximated 9.0% for the past five years.

     Current D-Hormone Therapies - One D-hormone, known as calcitriol, is approved in the United States and certain European countries for the management of secondary hyperparathyroidism in ESRD patients. Currently, different formulations of calcitriol are marketed by two major pharmaceutical companies: Rocaltrol(Registered) (formulated for oral administration) and Calcijex(Registered) (formulated for intravenous administration). An oral synthetic precursor of calcitriol, namely one-alpha D-2 is approved in Europe for treating secondary hyperparathyroidism and osteoporosis.

     The Company estimates that total combined United States and European sales of calcitriol and one-alpha D3 were approximately $190 million in both 1996 and 1995.

     Rationale for One-Alpha D-2 Therapy - D-hormone replacement therapy can compensate for deficient production of D-hormones in ESRD and, thereby, lower elevated blood levels of PTH. The Company believes that one-alpha D-2 may be more effective and better tolerated by certain ESRD patients with secondary hyperparathyroidism than currently approved D-hormone therapies. Oral and intravenous calcitriol and oral one-alpha D3 are effective therapies, but they frequently cause transient toxic side effects (hypercalcemia and hyperphosphatemia) in some patients at the prescribed dosages. When these drugs are administered in lower, safer dosages, efficacy decreases. Thus, current clinical experience suggests that calcitriol and one-alpha D3 are limited in their therapeutic usefulness because of inherent toxicities. Importantly, the frequency of toxic side effects observed with these drugs is expected to increase with nephrologists' growing preference for using calcium preparations as dietary phosphate binders. The Company's pre-clinical and clinical research with one-alpha D-2 suggests that this synthetic prohormone has a lower toxicity than calcitriol or one-alpha D3.

     Other Indications - Beyond one-alpha D-2, the Company has designed, synthesized, and conducted early preclinical evaluations on a number of novel D-hormones and analogs having potential efficacy in the treatment of primary hyperparathyroidism, osteoporosis, psoriasis, prostate cancer, breast cancer, and colon cancer. Like one-alpha D-2, these compounds are characterized by apparent lower toxicity than those previously approved for oral or intravenous administration. Certain compounds in the Company's proprietary portfolio may have 10- to 100-fold reductions in calcemic activity despite apparent high activities at the target tissue level, making them promising oral or intravenous therapies for such diseases. These diseases all involve tissues which often contain intracellular receptors for D-hormones and, therefore, may be responsive to the Company's compounds.

     Like secondary hyperparathyroidism, primary hyperparathyroidism is a disease characterized by bone demineralization. It is a condition in which the secretion of PTH from the parathyroid glands is abnormally elevated, causing increased breakdown of bone. Primary hyperparathyroidism is diagnosed in more than 65,000 women and 35,000 men each year in the United States; its prevalence in most foreign countries is similarly high. No specific drug therapies are available for treating primary hyperparathyroidism; therefore, surgical removal of some or all of the parathyroid glands often is necessary. The Company believes that certain of its proprietary compounds may be effective in treating this disease.

     Breast, prostate, and colon tumor cells usually contain intracellular D-hormone receptors. The Company's preliminary in vitro studies have suggested that these cells, when exposed to selected D-hormone compounds, show reduced growth rates. These cancers are highly prevalent in the United States and Europe. Unfortunately, the available therapies for these cancers have significant adverse side effects and limited efficacies. The Company believes that some of its compounds may be developed as effective and safer alternatives to currently approved treatments.

Product Development Program

     Phase 2 Clinical Trials of One-Alpha D-2 - The Company completed its first Phase 2 clinical study in October 1995, which examined the efficacy of oral one-alpha D-2 in reducing elevated blood PTH levels in ESRD patients on hemodialysis. The study was conducted at the University of California-Los Angeles ("UCLA") and at two satellite sites and the key results were published in a leading nephrology journal, "Kidney International" (1997; 51:317-323).

     The Company completed its second Phase 2 clinical trial in May 1996. The main purposes of this study were to expand the positive results of the first Phase 2 trial and to optimize the one-alpha D-2 dosing regimen for the Phase 3 clinical studies. The key results of this study, conducted at UCLA and a satellite site, were recently published in a widely circulated nephrology journal, "Dialysis & Transplantation" (1997; 26,9: 583-595).

     Phase 3 Clinical Trials of Oral and Intravenous One-Alpha D-2 - Two Phase 3 studies of oral one-alpha D-2 were completed according to a common protocol. They contained open label and double-blind, placebo-controlled treatment periods and were conducted in multiple dialysis centers located in the United States. These trials were finished in August 1997. They are intended to provide the basis for marketing approval for orally administered one-alpha D-2 in the United States. Overall the results which are currently available from an ongoing study suggest to leading researchers that one-alpha D-2, when given at the intermittent dosage regimen studied, is efficacious and safe in the treatment of secondary hyperparathyroidism in ESRD.

     An additional Phase 3 trial with intravenously administered one-alpha D-2 was initiated in July 1997 with completion targeted for early 1998. This trial is intended to provide the basis for marketing approval for intravenous one-alpha D-2 in the United States as a treatment for secondary hyperparathyroidism in ESRD. There can be no assurance that the Company will be able to complete the trial by the projected date. There can be no assurance that final data from all Phase 3 clinical trials will confirm the safety and efficacy of clinical use of one-alpha D-2. Furthermore, there is no assurance that even if the trials yield confirming data, that such data will be accepted by the FDA as suitable evidence of safety and efficacy.

     Other Clinical Trials of One-Alpha D2 - The Company plans to conduct additional clinical trials on one-alpha D-2 or other compounds in (1) pre-dialysis patients exhibiting early signs of hyperparathyroidism secondary to advanced renal insufficiency, (2) patients with severe primary hyperparathyroidism, (3) elderly patients exhibiting mild secondary hyperparathyroidism who are at heightened risk of developing osteoporosis, (4) patients with psoriasis and/or (5) patients with prostate cancer who no longer respond to therapies.

Marketing and Distribution

     The Company has not decided how it will market one-alpha D-2 for secondary hyperparathyroidism associated with ESRD. Given that the target population is small and accessible through readily identifiable hemodialysis units, the Company may elect to conduct its own marketing program. Alternatively, one-alpha D-2 may be marketed through one or more pharmaceutical companies under licensing or distribution agreements with the Company. No assurance can be given that the Company will be able to market one-alpha D-2 on its own or find a pharmaceutical company to license one-alpha D-2.

     The Company intends to conduct early-stage development on selected second-generation compounds with the goal of entering into exclusive development and marketing agreements with larger pharmaceutical companies which will obtain approval for and market these drugs. The Company also will conduct later-stage development of selected compounds, with the ultimate goal of directly selling a line of products in certain niche markets.

Manufacturing

     The Company has no manufacturing facilities. The Company relies on contractors to manufacture its proprietary compounds and finished drug products. Such contractors, under agreements with the Company, focus on exploratory research, bulk pharmaceutical production, and the manufacture and packaging of finished pharmaceutical products, as described below:

     Exploratory Research - The principal aim of the Company's exploratory research is the synthesis of new compounds identified by the Company which may possess high biological activity and low toxicity. A secondary goal is to discover more efficient and cost-effective synthetic routes to such compounds, to facilitate the production of analogues, isomers, metabolites and radioisotopically labeled forms of the Company's investigational drugs.

     Bulk Pharmaceutical Production - Contractors produce bulk drug substances according to current Good Manufacturing Practices ("cGMP") for formulation into pharmaceutical dosage forms, and ultimate administration to human subjects. Production of cGMP-grade one-alpha D-2 has been scaled up to a level sufficient to support commercialization of a finished drug product in both North America and Europe.

     Finished Drug Products - Other contractors manufacture and package soft gelatin capsules and sterile formulations containing one-alpha D-2 on a commercial scale. The processes involved have been validated for inclusion in a New Drug Application ("NDA"). These contractors or others will manufacture and package formulation containing second-generation compounds for use in clinical studies.

Patents and Proprietary Rights

     The Company relies in part upon know-how, trade secrets, trademarks and copyrights, and patents to protect its products in the United States and other countries.

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

     Compound patents covering one-alpha D-2 have expired and cannot be renewed or extended. The Company owns patents covering the use of one-alpha D-2 for the prevention and treatment of secondary hyperparathyroidism and metabolic bone disease, including bone disease associated with renal osteodystrophy. These patents have issued in the United States and Europe. Patent applications for similar coverage are pending in other countries, including Japan. The Company also owns United States patents covering the use of one-alpha D-2 for treating hyperparathyroidism secondary to end stage renal disease. Foreign counterpart applications are pending. Recently, the Company has received a United States patent for the use of one-alpha D-2 and other proprietary D-hormone compounds for treating prostate cancer. Foreign counterpart applications are pending. The Company does not know whether the claims of its issued patents are sufficiently broad to provide meaningful protection or will be invalidated. The Company also does not know whether any of the pending patent applications will result in the issuance of a patent, or if issued, whether claims ultimately allowed will provide significant proprietary protection or will be invalidated.

     The Company has an exclusive license from the WARF to practice any of the WARF's process patents for the synthesis of one-alpha D-2. Under this license, WARF has agreed not to license others under its process patents to synthesize one-alpha D-2. The Company also has its own patent applications pending in the United States and other countries for methods of synthesizing one-alpha D-2. The Company does not know at this time whether it will manufacture one-alpha D-2 or license others to do the same. The Company also does not know whether its pending patent applications will result in the issuance of a patent or, if issued, whether claims ultimately allowed will provide significant proprietary protection or will be invalidated.

     The Company has issued patents and has pending patent applications in other countries relating to its other proprietary D-hormones. Patents and pending applications include claims to proprietary compounds, methods of synthesizing the compounds, methods of use of the compounds for treatment of disease, and methods of delivery of active D-hormones. The Company does not know whether these other compounds will ultimately be commercialized, or if commercialized, whether the aforementioned patents and patent applications will ultimately provide significant protection or be invalidated.

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

     Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of other parties' proprietary rights. If the outcome of any such litigation is adverse to the Company, the Company's business could be adversely affected. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent Office or similar proceedings in foreign patent offices, which could result in substantial cost to the Company and may result in an adverse decision as to the priority of the inventions licensed to the Company.

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

     The Company has granted Draxis Health Inc. a paid-up license to use and market in Canada one-alpha D-2 for osteoporosis and other metabolic bone diseases. The Company has also granted Draxis Health Inc. a license in Canada to all know-how developed by or on behalf of the Company relating to the use of one-alpha D-2 for those indications.

Competition

     Numerous therapies are approved in the United States or European countries for indications targeted by the Company's research and development, and many others are under active development. Some of these products may be more effective than the Company's products. A number of the Company's current and potential competitors have significantly greater research, manufacturing, marketing and financial resources than the Company.

     Abbott Laboratories markets intravenous calcitriol (Calcijex(Registered)), and Hoffmann-LaRoche markets oral calcitriol (Rocaltrol(Registered)). Both drugs are approved for secondary hyperparathyroidism associated with ESRD in the United States and certain European countries. A number of companies market oral one-alpha D3 in Europe under various trade names. Other companies, including Abbott Laboratories, Amgen, Inc., Chugai Pharma Europe Ltd. and NPS Pharmaceutical, Inc., are also developing new therapies or have filed New Drug Applications for secondary hyperparathyroidism associated with ESRD for the United States or European markets.

     Numerous pharmaceutical companies market approved therapies for breast, prostate, and colon cancers, including inhibitors of adrenocorticosteroid biosynthesis (e.g., testolactone and aminoglutethimide), inhibitors of testosterone biosynthesis (e.g., leuprolide acetate and flutamide) and inhibitors of cell proliferation (e.g., cyclophosphamide, doxorubicin hydrochloride, fluoracil, methotrexate and vinblastine and vincristine sulfates). Investigational therapies include targeted antineoplastic agents (cytotoxic agents attached to monoclonal antibodies which seek out malignant cells), and improved antiproliferative agents. Leo Pharmaceuticals is developing competitive D-hormones for breast cancer and possibly other cancers.

     Certain investigational products for primary and secondary hyperparathyroidism and cancers could receive earlier regulatory approval and be better accepted in the market than the Company's products.

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

     The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory tests, in vivo preclinical studies and formulation studies, (ii) the submission to the FDA of an investigational new drug ("IND") application for human clinical testing, which must become effective before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a New Drug Application ("NDA") to the FDA and (v) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. Each domestic drug manufacturing establishment must also be registered with, and approved by, the FDA under cGMP regulations. Domestic drug manufacturing establishments are subjected to biennial inspections by the FDA and must comply with cGMP regulations. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in their home countries under reciprocal agreements with the FDA.

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

     The Company filed an IND for one-alpha D-2 with the FDA in March 1988; FDA clearance was received, and a series of Phase 1 and 2 clinical studies in an osteoporotic population began in April 1988. A Phase 2 clinical study was started in December 1994 in patients with secondary hyperparathyroidism associated with ESRD; the Company completed this trial October 1995. A second Phase 2 trial to optimize the one-alpha D-2 dosing regimen was completed in May 1996. Multi-centered Phase 3 clinical trials began in May 1996, the last of which the Company estimates will be completed in 1998. A Phase 1 clinical study in a prostate cancer population began in November 1996; a Phase 1 clinical study in elderly osteopenic patients with secondary hyperparathyroidism began in July 1997.

     The Company's ability to market a product outside the United States is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

Research and Development

     As of June 30, 1997, the Company had 11 employees engaged in research and development. During fiscal years 1995, 1996, and 1997, the Company's research and development expenses were $535,195, $1,157,914, and $2,885,127, respectively.

Product Liability Insurance

     The Company does not maintain product liability insurance. While the Company has not experienced any material product liability claims to date, if such claims arise in the future, they could have a material adverse effect on the results of operations or financial condition of the Company.

Employees

     As of June 30, 1997, Bone Care, including its subsidiary Continental Assays Corporation, had 15 full-time employees, including 11 in research and development and 4 in administration. Three of Bone Care's employees have Ph.Ds. None of the Company's employees is represented by a union. The Company considers its employee relations to be excellent.


Transition Agreement

     Pursuant to a Transition Agreement (the "Transition Agreement") between the Company and Lunar, Dr. Richard B. Mazess, Robert A. Beckman, and Carl E. Gulbrandsen, and other employees of Lunar perform certain services and provide certain assistance to the Company. Such services include certain legal, treasury, financial, accounting, insurance administration, employee benefit and other services. As compensation for the various services provided to the Company pursuant to the Transition Agreement, the Company pays Lunar a monthly fee of $7,000 plus certain costs in respect of any services provided. Under the Transition Agreement, Lunar leases to the Company for a monthly fee of $2,000 approximately 3,000 square feet in its principal offices in Madison, Wisconsin. The Transition Agreement runs until May 8, 1999; however, the Company may terminate the Transition Agreement prior to the completion of the term upon giving Lunar 90 days notice. See Note 4 of the "Notes to Consolidated Financial Statements".

Glossary of Defined Terms

One-alpha D-2 - One-alpha hydroxyvitamin D-2, a synthetic D-prohormone which is metabolized primarily to one-alpha,25-D-2.

One-alpha D3 - One-alpha hydroxyvitamin D3 (also known as alfacalcidol), a synthetic D-prohormone which is metabolized primarily to one-alpha,25-D-2.

One-alpha,25-D-2 - One-alpha,25-dihydroxyvitamin D-2, the natural D-hormone formed from vitamin D-2.

One-alpha,25-D3 - One-alpha,25-dihydroxyvitamin D3, the natural D- hormone formed from vitamin D3.

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

pg/mL - Picogram (1.0 x 10(superscript -12) gram) per milliliter.

PTH - Parathyroid hormone.

WARF - Wisconsin Alumni Research Foundation.


ITEM 2.  PROPERTIES

     The Company leases approximately 3,000 square feet of office, laboratory, and warehouse space in Madison, Wisconsin, from Lunar. The lease expires on May 8, 1999.

ITEM 3.  LEGAL PROCEEDINGS

     The Company may be a defendant from time to time in actions arising out of its ordinary business operations. There are no legal proceedings known to the Company at this time which it believes would likely have a material adverse impact on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The shares of common stock have been quoted on The Nasdaq Stock Market since May 9, 1996, under the symbol "BCII." The following table sets forth high and low sales prices as reported on The Nasdaq Stock Market for fiscal years 1997 and 1996 as indicated.

            First       Second      Third      Fourth
1997        Quarter     Quarter     Quarter    Quarter
----       --------    ---------   --------   --------
High        $7-1/2        $8        $13-1/4      $14
Low           $6          $6         $7-1/4     $11-1/2

1996 (May 9, 1996 through June 30, 1996)
----
High           -           -           -         $8-1/2
Low            -           -           -         $5-7/8

       As of September 24, 1997, Bone Care's common stock was held by approximately 2,100 stockholders of record or through nominee or street name accounts with brokers.



       The Company has not paid any cash dividends on its shares of common stock since its spin-off from Lunar on May 8, 1996, and does not expect to pay any cash dividends in the foreseeable future. Any payment of dividends would depend upon the Company's pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected consolidated financial data for each of the five years in the period ended June 30, 1997 have been derived from the audited consolidated financial statements of Bone Care. The consolidated financial statements for the fiscal years ended June 30, 1993 through 1997 have been audited by KPMG Peat Marwick LLP, independent auditors. References to a year are to Bone Care's fiscal year ended June 30, unless otherwise designated.

  The following data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                         STATEMENT OF OPERATIONS DATA

Year Ended June 30,             1997      1996     1995   1994      1993
                                 ----     ----     ----    ----     ----
                                   (in thousands, except per-share data)
REVENUES
Licensing revenues               $-        $-       $15     $-       $600
Bulk drug sales and
  other revenues                   39        19        -      -        226
-------------------------------------------------------------------------------
                                   39        19       15      -        826

OPERATING  EXPENSES
Cost of sales                       38        12       -       -        158
Research and development         2,885     1,158      535     329       426
General and administrative         439       197      172     165       226
-------------------------------------------------------------------------------
                                  3,362    1,367      707      494      810
-------------------------------------------------------------------------------

Income (loss) from operations    (3,323)  (1,348)    (692)    (494)      16
OTHER  INCOME  (EXPENSE)
Interest income                     529      103        2        9       22
Interest expense   Lunar
  Corporation                        -       (13)      (9)       -        -
-------------------------------------------------------------------------------
                                    529       90       (7)       9       22
-------------------------------------------------------------------------------

Income (loss) before
  income taxes                   (2,794)   (1,258)    (699)    (485)      38
Income tax expense                   -         -        -        38      867
-------------------------------------------------------------------------------

NET LOSS                        ($2,794)   ($1,258)   ($699)   ($485)     $-
===============================================================================

NET  LOSS  PER  SHARE            ($0.64)    ($0.51)   ($0.82)  ($0.57)    $-
===============================================================================

Weighted average shares
  outstanding                      4,357     2,447       849      849      849
===============================================================================



                                BALANCE SHEET DATA

                                                    As of June 30,
                                       1997    1996     1995    1994      1993
                                       ----    ----     ----     ----     ----
                                                   (in thousands)
Working capital                      $ 8,103 $11,004    ($427)    $198     $584
Total assets                           9,900  12,261    1,029    1,280    1,771
Long-Term liabilities                    -      -         -        -        -
Shareholders' equity                   9,420  12,182      559    1,258    1,743


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

          Overview - The Company commenced operations in 1987 when it licensed one-alpha D-2 from the WARF. The Company selected one-alpha D-2 for development because of its lower toxicity relative to D-hormone compounds approved for oral or intravenous administration. The Company was primarily involved in the development of one-alpha D-2 for treatment of osteoporosis between April 1987 and March 1994. The preclinical and clinical studies of one-alpha D-2 during this period were largely funded by licensing agreements with each of SmithKline Beecham Pharmaceuticals ("SmithKline Beecham") and Takeda Chemical Industries, Ltd. ("Takeda").
When the results of a pilot clinical study were released in late 1992, SmithKline Beecham terminated its licensing agreement with the Company due to lower-than-expected bone mineral density changes in patients taking one-alpha D-2 versus placebo. This termination in part led to the termination by Takeda of its license agreement in early 1993. The Company halted further clinical trials for osteoporosis because the projected aggregate costs associated with funding clinical trials for an osteoporosis indication exceeded $50 million. Over the last several years, the Company has begun to focus a considerable amount of its resources on the development of one-alpha D-2 as a treatment for secondary hyperparathyroidism associated with ESRD due to lower development costs and the Company's belief that the drug would be more effective than existing therapies. Two Phase 3 clinical trials with oral one-alpha D-2 began in May 1996 and were completed in August 1997. A multi-centered
Phase 3 clinical trial with intravenous one-alpha D-2 commenced in July
1997, which the Company estimates will be completed in early 1998.
Marketing approvals, if granted in the United States and Europe, would occur in 1998 or 1999, at the earliest.

          In September 1997, the Company began a Phase 3 clinical program with oral one-alpha D-2 in pre-dialysis patients exhibiting secondary hyperparathyroidism. The expected completion date for these trials is September 1998. Marketing approval, if granted in the United States, would occur in 1999 or 2000, at the earliest.

          The Company also is conducting a Phase 1/Phase 2 trial with oral one-alpha D-2 in patients exhibiting advanced androgen-independent prostate cancer. This study began in November 1996, and the Company estimates its completion in 1998.

          Additional Phase 1/Phase 2 clinical trials are planned in 1997 or 1998 for oral one-alpha D-2 in patients with osteoporosis and with metastatic breast cancer and for a second generation compound, LR-103, in patients with prostate and/or breast cancer.

          The success of the Company will depend on its ability to develop, license, and market drugs. The Company has not developed any commercial products to date, and there can be no assurance that it will be successful in developing or marketing any commercial products in the future. Its efforts currently are focused primarily on one-alpha D-2. The outcome of the Company's efforts to develop, market, and license drugs will depend on a number of factors, including the results of clinical trials, the ability to procure regulatory approvals, the success of competing products, regulatory developments (including those relating to healthcare reform), third party reimbursement policies, the Company's ability to contract for production from third parties, and the extent to which the Company is able to develop its own marketing capability or enter into satisfactory marketing arrangements with third parties.

          YEAR ENDED JUNE 30, 1997 VERSUS 1996 - The Company's D-hormone-related research and development expenses totaled $2,885,000 in fiscal 1997 compared to $1,158,000 in fiscal year 1996. The increase is due primarily to higher expenditures on one-alpha D-2 clinical trials for secondary hyperparathyroidism associated with ESRD. This increase is also due in part to the Company assuming research and development expenses for D-hormone analogs contributed by Lunar Corporation in October 1995.
Interest income was $528,000 in fiscal 1997 compared to $103,000 in fiscal year 1996. The increase is primarily the result of interest earned on capital contributions made in fiscal 1996 by Lunar and Draxis Health Care, Inc., the Company's shareholders at the time of the contributions. On May 8, 1996, Lunar distributed its ownership of the Company to its shareholders.

          At June 30, 1997, the Company had state tax net operating loss carryforwards of approximately $4,797,000 and state research and development tax credit carryforwards of approximately $82,000, which will begin expiring in 2009 and federal net operating loss carryforwards of approximately $2,989,000 and research and development tax credit carryforwards of approximately $169,000, which will begin expiring in 2011. During the period from June 30, 1990 to May 8, 1996, Lunar realized certain federal income tax savings that were attributable to losses incurred by Bone Care. As part of a tax disaffiliation agreement, Lunar paid the Company $725,000 for the benefit of these tax savings.

          YEAR  ENDED  JUNE  30, 1996  VERSUS  1995   The Company's D-hormone
related research and development expenses totaled $1,158,000 in fiscal year 1996 compared to $535,000 in fiscal year 1995. The increase is due primarily to higher expenditures on one-alpha D-2 clinical trials for secondary hyperparathyroidism associated with ESRD. Interest expense was $13,000 in fiscal year 1996 compared to $9,000 fiscal year 1995. Interest expense during these periods relates exclusively to loans made by Lunar to the Company. Interest income was $103,000 in fiscal year 1996 and $3,000 in fiscal year 1995. The increase is primarily the result of interest earned on capital contributions. In October 1995, in exchange for additional shares of Bone Care Common Stock, Lunar canceled outstanding loans in the amount of approximately $635,000. The Company's net loss for fiscal year 1996 was $1,258,000 compared to its net loss of $699,000 for fiscal year 1995.

          LIQUIDITY  AND  CAPITAL  RESOURCES   The Company has historically
financed its operations through a combination of capital contributions, license agreements and sales of bulk drugs and contract services. All of these third party collaborative research and licensing agreements have either expired or terminated.

          Cash and cash equivalents decreased $2,529,000 to $8,532,000 for the year ended June 30, 1997. These funds are currently invested primarily in a government securities money market mutual fund. This decrease is primarily due to increased research and development activities, including clinical trials of one-alpha D-2 and pre-clinical development of other D-hormones.

          Management believes that the current level of cash and cash equivalents are adequate to finance the Company's current operations at least through the end of calendar 1998. After that time, the Company will require additional funds for research and development activities. Additional funds also could be required before that time if the Company were to expand the scope of its activities. There can be no assurance that additional financing will be available in the future on acceptable terms.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          In January 1997, the SEC released amended Rule 4-08 of Regulations S-X (General Notes to the Financial Statements), as part of Release No. 33-7386, requiring additional disclosure with respect to accounting policies followed in connection with the accounting for derivative financial instruments and derivative commodity instruments. This disclosure is required for all periods ending after June 15, 1997, unless a registrant's most recent Form 10-K is in compliance. The Release also added Item 305 to Regulation S-K to require quantitative and qualitative disclosures outside the financial statements about market risk inherent in derivative and other financial instruments. The requirements of Item 305 become effective for non-bank registrants with market capitalization in excess of $2.5 billion at January 28, 1997, for filings that include annual financial statements for periods ending after June 15, 1997.
For registrants with market capitalization under $2.5 billion, the requirements of Item 305 become effective for filings that include annual financial statements for periods ending after June 15, 1998. The Registrant believes it is currently in compliance with amended Rule 4-08 of Regulation S-X in its most recent Form 10-K. Based on the Registrant's market capitalization being under $2.5 billion on January 28, 1997, the requirement of Item 305 will commence with its Form 10-K for the period ended June 30, 1998, at which time the additional requirements of Item 305 will be addressed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
              BONE  CARE  INTERNATIONAL,  INC.  AND  SUBSIDIARY


      Years ended June 30,               1997            1996           1995
                                         ----            ----           ----

REVENUES                                $39,425        $18,620        $15,000

OPERATING EXPENSES
        Cost of sales                    38,304         11,918           -
        Research and development      2,885,127      1,157,914        535,195
        General and administrative      438,831        196,370        171,788
-------------------------------------------------------------------------------
                                      3,362,262      1,366,202        706,983
-------------------------------------------------------------------------------
LOSS  FROM  OPERATIONS               (3,322,837)    (1,347,582)      (691,983)

OTHER  INCOME  (EXPENSE)
        Interest income                 528,492        103,310          2,588
        Interest expense                   -           (13,495)        (9,344)
-------------------------------------------------------------------------------
                                        528,492         89,815         (6,756)
-------------------------------------------------------------------------------
NET  LOSS                          $ (2,794,345)   ($1,257,767)     ($698,739)
===============================================================================

NET  LOSS  PER  COMMON  SHARE            ($0.64)        ($0.51)        ($0.82)
===============================================================================
See accompanying notes to consolidated financial statements.


                         CONSOLIDATED  BALANCE  SHEETS
              BONE  CARE  INTERNATIONAL,  INC.  AND  SUBSIDIARY
                                    ASSETS


June 30,                                                  1997        1996
                                                          -----       -----
CURRENT  ASSETS
        Cash and cash equivalents                      $ 8,531,714  $11,060,843
        Receivables                                         -             1,619
        Inventory                                           52,565        -
        Prepaid expenses                                    -            20,695
-------------------------------------------------------------------------------
TOTAL  CURRENT  ASSETS                                    8,584,279  11,083,157

PROPERTY,  PLANT  AND  EQUIPMENT   AT  COST
        Lab improvements                                     21,092      21,092
        Furniture and fixtures                               24,625      20,390
        Machinery and other equipment                       263,970     215,979
-------------------------------------------------------------------------------
                                                            309,687     257,461

        Less accumulated depreciation                       226,737     192,677
-------------------------------------------------------------------------------
                                                             82,950      64,784

        Excess of cost over fair value of net
           assets acquired, net of accumulated
           amortization of $642,960 at June 30,
           1997 and $553,512 at June 30, 1996               716,957   806,405

        Patent fees, net of accumulated amortization of
           $359,462 at June 30, 1997 and $251,462
           at June 30, 1996                                 516,270   306,979
-------------------------------------------------------------------------------
                                                        $ 9,900,456 $12,261,325
===============================================================================
See accompanying notes to consolidated financial statements.




                     CONSOLIDATED  BALANCE  SHEETS (cont.)
               BONE  CARE  INTERNATIONAL,  INC.  AND  SUBSIDIARY
                    LIABILITIES  AND  SHAREHOLDERS'  EQUITY


June 30,                                                    1997        1996
                                                            ----        ----
CURRENT  LIABILITIES
        Accounts payable                                  $141,445      $73,236
        Accrued liabilities:
           Accrued clinical study and research costs       291,165          -
           Compensation payable                             15,447        4,133
           Property, payroll and other taxes                 8,388        1,750
           Other                                            24,500          -

-------------------------------------------------------------------------------
TOTAL  CURRENT  LIABILITIES                               480,945       79,119

SHAREHOLDERS'  EQUITY
        Preferred stock
             authorized 1,000,000 shares of $.001
             par value; none issued                          -             -

        Common stock
             authorized 14,000,000 shares of no par
             value; issued and outstanding, 4,361,191
             and 4,353,691 at June 30, 1997 and 1996    11,393,958   11,393,883
        Additional paid-in capital                       3,555,850    3,524,275
        Accumulated deficit                             (5,530,297) (2,735,952)
-------------------------------------------------------------------------------
                                                         9,419,511   12,182,206
-------------------------------------------------------------------------------
                                                       $ 9,900,456  $12,261,325
===============================================================================
See accompanying notes to consolidated financial statements.




               CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                BONE  CARE  INTERNATIONAL,  INC.  AND  SUBSIDIARY


Years ended June 30, 1997,
1996, and 1995                Number           Additional
                                of      Common  paid-in  Accumulated
                              shares    stock   capital    deficit    Total
                             -------   ------   --------   -------    ------
BALANCE  AT  JUNE 30, 1994
                            848,942  $583,333 $1,453,984 ($779,446) $1,257,871

   Net loss for the year
    ended June 30, 1995         -         -        -      (698,739)  (698,739)

-------------------------------------------------------------------------------

BALANCE  AT  JUNE 30, 1995
                             848,942   583,333 1,453,984 (1,478,185)  559,132

   Conversion of Lunar
    Corporation advances
    to common stock          107,401    634,683    -        -         634,683

   Contribution of Lunar
    Corporation D-hormone
    assets and all out-
    standing shares of
    Continental Assays
    Corporation for
    common stock           1,698,674    175,867     -        -         175,867

   Capital contributions
    by Lunar Corporation   1,698,674 10,000,000 1,285,291    -      11,285,291

   Capital contribution
    by Draxis Health, Inc.    -        -         60,000      -          60,000

   Payment from
    Lunar Corporation
    for tax benefit           -        -        725,000      -         725,000

   Net loss for the year
      ended June 30, 1996     -        -          -    (1,257,767)  (1,257,767)

-------------------------------------------------------------------------------

BALANCE  AT  JUNE 30, 1996
                        4,353,691 11,393,883  3,524,275 (2,735,952) 12,182,206

   Issuance of shares under
     stock Option plan      7,500         75     31,575                 31,650

   Net loss for the year
     ended June 30, 1997    -          -          -     (2,794,345) (2,794,345)

-------------------------------------------------------------------------------
BALANCE AT June 30, 1997
                      $4,361,191 $11,393,958 $3,555,850 ($5,530,297) $9,419,511
===============================================================================
See accompanying notes to consolidated financial statements.




                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                BONE  CARE  INTERNATIONAL,  INC.  AND  SUBSIDIARY

Years ended June 30,                        1997        1996       1995
                                            -----       ----       ----
CASH  FLOWS
        FROM  OPERATING  ACTIVITIES

   Net loss                             ($2,794,345)($1,257,767)($698,739)

ADJUSTMENTS  TO  RECONCILE
   NET  LOSS  TO  NET  CASH
   USED  IN  OPERATING  ACTIVITIES

   Depreciation and amortization            231,508    182,378    115,094
  Changes in assets and liabilities:
   Decrease (increase) in
     receivables                              1,619     33,168      (785)
   Decrease (increase) in
     inventories                            (52,565)       -          -
   Decrease (increase) in
     Prepaid expenses                        20,695     (2,695)     1,110
   Increase (decrease) in
     Accounts payable                        68,209    (70,909)    11,692
   Increase (decrease) in
     Accrued liabilities                    333,617      4,289     (8,431)

-------------------------------------------------------------------------------
NET  CASH  USED
      IN  OPERATING  ACTIVITIES          (2,191,262) (1,111,536) (580,059)
-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.




                CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.) BONE CARE INTERNATIONAL, INC. AND SUBSIDIARY

Years ended June 30,                        1997           1996            1995
                                            ----           ----            ----
CASH  FLOWS
        FROM  INVESTING  ACTIVITIES

   Additions to property, plant
    and equipment                       ($ 52,226)      ($30,081)     ($15,254)
   Patent fees                           (317,291)       (87,597)      (26,501)
   Continental Assays cash contribution      -             6,832          -
-------------------------------------------------------------------------------

NET  CASH  USED
   IN  INVESTING  ACTIVITIES             (369,517)      (110,846)      (41,755)
-------------------------------------------------------------------------------

CASH  FLOWS
   PROVIDED  BY  FINANCING  ACTIVITIES

   Proceeds from
      Lunar Corporation advances              -          190,339       444,344
   Proceeds from
      Lunar Corporation capital
      contributions                           -       12,010,291           -
   Proceeds from
      Draxis Health, Inc. capital
      contribution                            -           60,000           -
   Proceeds from exercise of
      stock options                        31,650           -              -
-------------------------------------------------------------------------------

NET  CASH
   PROVIDED  BY  FINANCING  ACTIVITIES     31,650     12,260,630        444,344
-------------------------------------------------------------------------------
   Net increase (decrease)
      in cash and cash equivalents     (2,529,129)    11,038,248      (177,470)
   Cash and cash equivalents
      at beginning of year             11,060,843         22,595        200,065
-------------------------------------------------------------------------------
CASH  AND  CASH  EQUIVALENTS
   AT  END  OF  YEAR                  $ 8,531,714    $11,060,843        $22,595
===============================================================================
See accompanying notes to consolidated financial statements.




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

     DESCRIPTION OF BUSINESS: Bone Care International, Inc. discovers, develops, and commercializes D-hormones intended for a variety of therapies. Its lead drug, One-alpha D-2, is a new treatment for secondary hyperparathyroidism associated with end stage renal disease. Continental Assays Corporation performs blood assays to determine the variety and level of D-hormone metabolites in blood for both internal research and on behalf of third parties.

     The Company was a subsidiary of Lunar Corporation (Lunar) until May 8, 1996. The Board of Directors of Lunar declared a dividend, payable to holders of record of Lunar common stock, of one share of the Company's common stock for every two shares of Lunar common stock held of record on April 24, 1996. The distribution occurred on May 8, 1996, at which time Lunar and the Company became separate companies.

     REVENUE RECOGNITION: Revenues from assay services are recognized as services are performed.

     CASH AND CASH EQUIVALENTS: For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     INVENTORY: Inventory is stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventory consists of raw materials.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. A combination of straight-line and accelerated methods of depreciation are used for financial statement and income tax reporting purposes.

     The cost of property and equipment are depreciated over the following estimated useful lives:

     Asset classification                 Estimated useful life
     --------------------                 ---------------------
     Machinery, furniture, and fixtures         5-7 years
     Lab improvements                          31.5 years

     INTANGIBLE ASSETS: The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over a 15-year period. Legal costs incurred to register patents are amortized over a period of up to 10 years. The Company continuously reviews intangibles to assess recoverability from future operations using undiscounted cash flows. Impairment would be recognized in operating results if a permanent diminution in value occurred. Impairment would be measured using fair value.

     RESEARCH AND DEVELOPMENT COSTS: Materials, labor, and overhead expenses related to research and development projects are charged to operations as incurred.

     STOCK-BASED COMPENSATION: Stock-based compensation related to employees is recognized using the intrinsic value method and thus there is no compensation expense for options granted with exercise prices equal to the fair value of the Company's common stock on the date of the grant. Stock-based compensation related to non-employees is not material.

     NET LOSS PER SHARE: Net loss per share is based on a weighted average number of shares of common stock of 4,356,672, 2,447,014, and 848,942 for the years ended June 30, 1997, 1996 and 1995 respectively. Common equivalent shares resulting from stock options have been excluded as their effect is antidilutive.

     INCOME TAXES: Income taxes are accounted under the assets and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     For the period prior to the May 8, 1996 distribution, the Company was included in the consolidated Federal income tax return of Lunar. Through the date of distribution, tax expense has been calculated as if the Company filed separate income tax returns; however, as a result of net operating losses incurred, no income taxes have been provided for in the years ended June 30, 1997, 1996 and 1995.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of financial instruments, which consisted of cash and cash equivalents, receivables, accounts payable, and accrued liabilities, approximated their carrying values at June 30, 1997 and 1996.

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

     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS: The Financial
Accounting Standards Board has recently issued a new accounting standard, SFAS No. 128. Earnings Per Share. This statement will affect the disclosure requirements for the 1998 annual financial statements.
Currently, the Company does not believe the adoption of SFAS No. 128 will have a material impact on its financial statements.



(2)   Stock Options

     Bone Care has granted options to key employees and directors under two separate programs.

     The January 1, 1989 option plan is intended to qualify as an incentive stock option plan within the meaning of Section 422 of the Internal Revenue Code of 1986. Stock options to purchase shares of the Company's common stock granted under this plan may be exercised, with certain exceptions in the case of the optionee's death or retirement, only during employment. Stock options granted are exercisable, during the optionee's lifetime, only by the optionee. The stock options are all fully vested and expire 10 years from the granting date. A total of 63,176 options were issued and remain outstanding under this plan. In June 1990, the Board of Directors of Bone Care agreed not to issue any new options under this plan.

     Under the second option program, titled the Bone Care International, Inc. 1996 Stock Option Plan, a total of 500,000 shares of common stock were made available, of which 309,850 remain available. Options granted under this program vest over a three- or five-year period. The options will expire 10 years from the granting date, or upon termination of employment.

          A summary of the Company's stock option activity, and related information are summarized as follows:

                                        Year Ending June 30,
                         ------------------------------------------------------
                              1997           1996           1995
                         ------------------------------------------------------
                                   Weighted        Weighted           Weighted
                                   average         average            average
                                   exercise        exercise           exercise
                        Options    price   Options   price    Options   price
--------------------------------------------------------------------------------

Outstanding -
Beginning of year        225,976   $  4.23    63,176   $   4.22  63,176 $  4.22
Granted                   27,350     11.03   162,800       4.23     -       -
Exercised                 (7,500)     4.22      -           -       -       -
-------------------------------------------------------------------------------

Outstanding
     - end of year       245,826   $  4.98   225,976   $   4.23   63,176 $ 4.22
-------------------------------------------------------------------------------

Exercisable at
     end of year         59,619    $  4.23    63,176   $   4.23   63,176 $ 4.22
-------------------------------------------------------------------------------

Weighted average fair
  value of options
  granted during year    $  5.76             $  2.16
-------------------------------------------------------------------------------







          The options outstanding at June 30, 1997, have been segregated into three ranges for additional disclosure as follows:


                              Options Outstanding           Options Exercisable
-------------------------------------------------------------------------------
                         Options   Weighted              Options
                        Outstanding average   Weighted  currently   Weighted
                            at     remaining  average  exercisable   average
                        June 30,  contractual exercise  at June 30,  exercise
                           1997      life      price       1997       price
Range of exercise prices
-------------------------------------------------------------------------------

     $     4.22          217,576      7.4    $   4.22       59,269    $   4.22
     $ 5.87 -$ 6.25        3,250      9.1    $   6.02          350    $   6.03
     $    11.50           25,000     10.0    $   11.50         -      $    -
-------------------------------------------------------------------------------


     The Company has elected to follow Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because of the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Proforma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995, under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, risk free interest rate of 6.0% for 1997 and 5.5% for 1996, volatility factors of the expected market price of the Company's common stock of 0.60, no expected dividends, and a weighted- average expected life of the option of four years from the grant date.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options.



   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

-------------------------------------------------------------------------------
                                        1997                1996
-------------------------------------------------------------------------------

Pro forma net loss                 $ (2,889,880)       $ (1,291,830)
Pro forma net loss per share            (0.66)              (0.53)
===============================================================================

     Since SFAS No. 123 is applicable only to options granted subsequent to June 30, 1995, its pro forma effect will not be reflective until 2000.



(3)  Income Taxes

     The Company has federal and state net operating loss and R & D tax credit carryforwards expiring as follows:



-------------------------------------------------------------------------------
                                   Federal                       State
                              --------------------          ---------------
                              NOL       R & D Credit        NOL  R&D Credit


-------------------------------------------------------------------------------

          2009              $      -         $       -    $   388,000$   24,000
          2010                     -                 -       596,000    24,000
          2011                     -                 -      1,146,000    16,000
          2012                  322,000              -      2,667,000    18,000
          2013                2,667,000           169,000        -         -

-------------------------------------------------------------------------------
          Total             $ 2,989,000      $    169,000 $ 4,797,000$   82,000

-------------------------------------------------------------------------------
          Deferred tax assets at June 30, 1997 and 1996 were as follows:

                                                      1997         1996
                                                     -----         -----
   Federal net operating loss carryforward     $  1,016,000       $110,000
   Federal R&D tax credit carryforward              169,000          -
   State net operating loss carryforward            377,000       168,000
   State R&D tax credit carryforward                 82,000          -
   Valuation allowance                           (1,644,000)      (278,000)
                                                 ---------------------------
                                             $        -       $       -
                                                =============================


Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to the expiration of the related carryforward period. Management believes there is a risk that such carryforwards may expire unused, and accordingly, has established a valuation allowance against them.


(4)  Related-party Transactions

          The Company entered into a Transition Agreement with Lunar pursuant to which certain employees of Lunar will perform administrative services for the Company. Such services include legal, treasury, accounting, insurance and employee benefit administration. As compensation the Company pays Lunar a monthly fee of $7,000 plus certain expenses. Lunar leases 3,000 square feet of office space to the Company for $2,000 per month under the Transition Agreement. The term of the Transition Agreement is three years; however, the Company may terminate the agreement by giving Lunar 90 days advance written notice. Prior to the distribution, the Company paid $5,000 per month to Lunar for rent and the aforementioned administrative services. The total payments for those expenses were $135,000, $66,968, and $60,000 during the years ended June 30, 1997, 1996, and 1995, respectively.

          During the years ended June 30, 1996 and 1995, the Company paid $13,495 and $9,344, respectively, for interest on intercompany advances from Lunar.


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

(7)  Profit-sharing Plan

          The Company has established a 401(k) profit-sharing plan covering substantially all employees. Employer contributions to the plan are at the discretion of the Board of Directors. The Company's policy is to fund profit-sharing plan contributions as they accrue. Profit-sharing expense amounted to $6,215, $6,699, and $7,779 for the years ended June 30, 1997, 1996 and 1995, respectively.


(8)  Shareholders Rights Plan and Preferred Stock

          In 1996, the Company adopted a Shareholders Rights Plan. Under this plan, each share of common stock has associated with it one preferred share purchase right (a Right). Under certain circumstances, each Right would entitle the holders thereof to purchase from the Company 1/100th of one share of Series A Junior Participating Preferred Stock for the price of $25.00 per 1/100th of one share. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the per-share earnings of the Company. The Rights are not presently exercisable and are transferable only with the related shares of common stock. The Company's Board of Directors has designated 140,000 shares of the Preferred Stock as Series A Junior Participating Preferred Stock in connection with the Rights.



INDEPENDENT  AUDITORS'  REPORT

THE  BOARD  OF  DIRECTORS
BONE  CARE  INTERNATIONAL,  INC:


We have audited the accompanying consolidated balance sheets of Bone Care International, Inc. and subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bone Care International, Inc. and subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Chicago, Illinois
August 2, 1997




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The Company incorporates by reference the information included in the Company's definitive Proxy Statement for its 1997 Shareholders Meeting to be held on November 19, 1997, ("Proxy Statement") under the captions "Purposes of the Meeting - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting of Compliance" which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year.

          As of September 24, 1997, the executive officers of the Registrant are as follows:

Name                                  Age       Title
----                                  ---       -----
Richard B. Mazess, Ph.D.              58        Chairman

Charles W. Bishop, Ph.D.              45        President

Dale W. Gutman                        44        Vice President - Finance

Carl E. Gulbrandsen, Ph.D., J.D.      50        Corporate General Counsel
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

          Dr. Charles W. Bishop joined the Company in September 1987 as Project Director and was named Vice President in March 1990, and President in February 1996. Dr. Bishop has been a director of Bone Care since 1989. Dr. Bishop received a Ph.D. degree in Nutritional Biochemistry from Virginia Polytechnic Institute and completed a four-year National Institutes of Health Postdoctoral Fellowship in Biochemistry at the University of Wisconsin - Madison.

          Dale W. Gutman joined Bone Care in December 1996 as Vice President of Finance. From September 1986 to December 1996, Mr. Gutman served as Vice President and Corporate Controller of the Chas. Levy Company in Chicago, Illinois, a company which distributes magazines and books to independent and mass market retailers throughout the United States. Mr. Gutman is a Certified Public Accountant.


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

ITEM 11.  EXECUTIVE COMPENSATION

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

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)
          1 and 2.  Financial statements and financial statement schedule
                    -----------------------------------------------------
          Reference is made to the separate index to the Company's consolidated financial statements and schedule contained on page 31 hereof.

          3.  Exhibits
              --------
          Reference is made to the separate exhibit index contained on page 33 hereof.

(b)
          Reports on Form 8-K
          -------------------
          No reports on Form 8-K were filed by the Company during the fourth quarter ended June 30, 1997.


                        BONE CARE INTERNATIONAL, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                     AND
                        FINANCIAL STATEMENT SCHEDULE


The following documents are filed                                 Page(s) in
as part of this report:                                            Form 10-K

(1)     Financial Statements:

           Independent Auditors' Report. . . . . . . . . . . . . . . . . .28

           Consolidated Balance Sheets at June 30, 1997 and 1996 . . . 16-17

           Consolidated Statements of Operations for the years ended
             June 30, 1997, 1996, and 1995 . . . . . . . . . . . . . . . .15

           Consolidated Statements of Shareholders' Equity for the
             years ended June 30, 1997, 1996, and 1995 . . . . . . . . . .18

           Consolidated Statements of Cash Flows for the years
             ended June 30, 1997, 1996, and 1995 . . . . . . . . . . . 19-20

           Notes to Consolidated Financial Statements. . . . . . . . . 21-27

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

                        BONE CARE INTERNATIONAL, INC.

Date:  September 25, 1997          By:   /s/ Charles W. Bishop, Ph.D.
                                        -----------------------------
                                        Charles W. Bishop, Ph.D.
                                        President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name
----


/s/ Charles W. Bishop, Ph.D.       President and          September 25, 1997
----------------------------  Director (Principal
Charles W. Bishop, Ph.D.      Executive Officer)



/s/ Richard B. Mazess, Ph.D.       Chairman and Director  September 25, 1997
----------------------------
Richard B. Mazess, Ph.D.



/s/ Robert A. Beckman              Director               September 25, 1997
---------------------
Robert A. Beckman



/s/ Martin Barkin, M.D.            Director               September 25, 1997
-----------------------
Martin Barkin, M.D.



/s/ John Kapoor, Ph.D.             Director               September 25, 1997
----------------------
John Kapoor, Ph.D.



/s/ Dale W. Gutman            Vice President of           September 25, 1997
------------------            Finance (Principal
Dale W. Gutman                Financial and Accounting
                              Officer)



                        BONE CARE INTERNATIONAL, INC.
                              INDEX TO EXHIBITS

Exhibit
Number    Document Description
-------   --------------------
 3.1 Restated Articles of Incorporation of Registrant(superscript 1) (Exhibit 3.1, Amendment No. 3 to Form 10/A)

 3.2           By-Laws of Registrant (superscript 2) (Exhibit 3.2)

 4.1 Shareholders Rights Agreement between Bone Care and Norwest Bank Minnesota, N.A.(superscript 1) (Exhibit 4.1, Amendment No. 3 to Form 10/A)

10.1 Distribution Agreement Between Bone Care and Lunar Corporation (superscript 1) (Exhibit 10.1, Amendment No. 3 to Form 10/A)

10.2 Tax Disaffiliation Agreement Between Bone Care and Lunar Corporation (superscript 1)(Exhibit 10.2, Amendment No. 3 to Form 10/A)

10.3 Transition Agreement Between Bone Care and Lunar Corporation (superscript 1) (Exhibit 10.3, Amendment No. 3 to Form 10/A)

10.4*          Incentive Stock Option Plan(superscript 1) (Exhibit 10.4)

10.5* 1996 Stock Option Plan(superscript 1) (Exhibit 10.5, Amendment No. 3 to Form 10/A)

10.6           Restated License Agreement Between Bone Care and
               Draxis Health, Inc. (superscript 1) (Exhibit 10.6)

21             List of Subsidiaries of Registrant

23             Consent of KPMG Peat Marwick LLP

27             Financial Data Schedule


(Superscript 1)Incorporated by reference to exhibits filed with Registrant's Form 10 Registration Statement (Registration Number 02-27854) filed under the Securities Exchange Act of 1934. Parenthetical references to exhibit numbers are to the exhibit numbers in the Form 10 or, if applicable, the Amendment to the Form 10.

(Superscript 2)Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (File No. 0-27854). Parenthetical references to exhibit numbers are to the exhibit numbers in the Form 10-Q.

*Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.