Form 10-Q
period 1997-09-30
BONE CARE INTERNATIONAL INC
filed 1997-11-14
CIK 1009405

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark one)

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                               ------------------
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

                                                           Yes /X/     No / /


As of October 31, 1997, 4,361,191 shares of the registrant's Common Stock, no par value, were outstanding.

                  BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                                    FORM 10-Q

                For the quarterly period ended September 30, 1997

                                TABLE OF CONTENTS
                                -----------------
PART I -  FINANCIAL INFORMATION                                          Page
                                                                         ----
Item 1.   Financial statements

          Consolidated Balance Sheets
          September 30, 1997, and June 30, 1997. . . . . . . . . . . . . . .3

          Consolidated Statements of Operations
          Three Months Ended September 30, 1997
          and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

          Consolidated Statements of Cash Flows
          Three Months Ended September 30, 1997
          and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets

------------------------------------------------------------------------------

Assets

------------------------------------------------------------------------------


                                              September 30,      June 30,
                                                  1997             1997
                                               (Unaudited)      (Audited)
------------------------------------------------------------------------------

Current assets:
 Cash and cash equivalents                       $7,644,033     $8,531,714
 Inventory                                           52,565         52,565
 Other current assets                                62,785            -

------------------------------------------------------------------------------

Total current assets                              7,759,383      8,584,279

Property, plant and equipment--at cost:
 Lab improvements                                    21,092         21,092
 Furniture and fixtures                              24,625         24,625
 Machinery and other equipment                      308,752        263,970

------------------------------------------------------------------------------

                                                    354,469        309,687

Less accumulated depreciation                       235,736        226,737

------------------------------------------------------------------------------

                                                    118,733         82,950

Excess of cost over fair value of net assets
 acquired, net of accumulated amortization
 of $665,322 at September 30, 1997, and
 $642,960 at June 30, 1997                          694,595        716,957
Patent fees, net of accumulated amortization
 of $392,462 at September 30, 1997, and $359,462
 at June 30, 1997                                   538,664        516,270

------------------------------------------------------------------------------

                                                 $9,111,375     $9,900,456

==============================================================================

See accompanying notes to consolidated financial statements.

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets

------------------------------------------------------------------------------


Liabilities and Shareholders' Equity

------------------------------------------------------------------------------


                                              September 30,      June 30,
                                                   1997            1997
                                                (Unaudited)     (Audited)

------------------------------------------------------------------------------

Current liabilities:
 Accounts payable                               $    92,029    $   141,445
 Accrued liabilities:
  Accrued clinical study and
    research costs                                  568,683        291,165
  Compensation payable                               25,224         15,447
  Property, payroll, and other taxes                 14,406          8,388
  Other                                                 -           24,500

------------------------------------------------------------------------------

Total current liabilities                           700,342        480,945

Shareholders' equity:
 Preferred stock--authorized 1,000,000
  shares of $.001 par value; none issued                -              -
 Common stock--authorized 14,000,000 shares
  of no par value; issued and outstanding
  8,722,382 shares at September 30, 1997
  and 8,722,382 at June 30, 1997                 11,393,883     11,393,883
 Additional paid-in capital                       3,555,925      3,555,925

------------------------------------------------------------------------------

                                                 14,949,808     14,949,808

Accumulated deficit                              (6,538,776)    (5,530,297)

------------------------------------------------------------------------------

                                                  8,411,033      9,419,511

------------------------------------------------------------------------------

                                                 $9,111,375     $9,900,456

==============================================================================

See accompanying notes to consolidated financial statements.

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)


------------------------------------------------------------------------------
                                                  Three months ended
                                          September 30,         September 30,
                                               1997                  1996

------------------------------------------------------------------------------

REVENUES                                   $      -            $      525

------------------------------------------------------------------------------

OPERATING EXPENSES
Cost of sales                                     -                  3,785
Research and development                     1,002,517             369,364
General and administrative                     117,300              67,893

------------------------------------------------------------------------------

                                             1,119,817            441,042

------------------------------------------------------------------------------

Loss from operations                        (1,119,817)          (440,517)

------------------------------------------------------------------------------

OTHER INCOME:
Interest income                                111,339             144,515


------------------------------------------------------------------------------

NET LOSS                                  $ (1,008,478)         $ (296,002)

==============================================================================

Net loss per common share                       $(0.12)             $(0.03)

==============================================================================

Weighted average number of
 common shares                               8,722,382           8,707,382

==============================================================================

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)


------------------------------------------------------------------------------
                                                  Three months ended
                                              September 30,  September 30,
                                                    1997           1996

------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                     $(1,008,478)     $ (296,002)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                  64,361          56,322
 Changes in assets and liabilities:
    Receivables                                       -              (378)
    Other current assets                          (62,785)          2,695
    Accounts payable                              (49,416)         (9,273)
    Accrued liabilities                           268,813           7,800

------------------------------------------------------------------------------

Net cash used in operating activities            (787,505)       (238,836)

------------------------------------------------------------------------------

Cash flows from investing activities:
 Additions to property,
  plant and equipment                             (44,782)        (10,264)
 Patent fees                                      (55,394)        (56,131)

------------------------------------------------------------------------------

Net cash used in investing activities           $(100,176)     $  (66,395)

------------------------------------------------------------------------------

Net decrease in cash and cash
 equivalents                                     (887,681)       (305,231)
Cash and cash equivalents at
 beginning of period                            8,531,714      11,060,843

------------------------------------------------------------------------------

Cash and cash equivalents at end of period    $ 7,644,033     $10,755,612

==============================================================================

See accompanying notes to consolidated financial statements.


                  BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)     BASIS OF PRESENTATION

   The consolidated financial statements of Bone Care International, Inc. (the "Company") presented herein, without audit except for balance sheet information at June 30, 1997 have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1997, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 26, 1997.

   The consolidated balance sheet as of September 30, 1997, the consolidated statements of income for the three months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the three months ended September 30, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

   The results of operations for the three months ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998.


(2)     CAPITAL STRUCTURE

   On October 10, 1997, the Company declared a 2-for-1 stock split in the form of a stock dividend to shareholders of record on October 27, 1997. The dividend is payable November 14, 1997. Accordingly, all common share and per share data in the accompanying financial statement have been adjusted to give effect to the stock split.


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
   Research and development expenses increased to $1,002,517 in the three months ended September 30, 1997 from $369,364 in the three months ended September 30, 1996. The increase is primarily due to higher expenditures for clinical trials of one-alpha D(subscript2) for treating secondary hyperparathyroidism associated with end-stage renal disease.

   General and administrative expenses increased by $49,407 to $117,300 in the three months ended September 30 1997 from $67,893 in the three months ended September 30, 1996. Such increases were incurred to support expanded research and development activities.

   The Company expects total costs and expenses to continue to increase in the future due principally to the advancement of the Company's clinical development programs and, if successful, the cost of commercializing its first product.

   Interest income decreased to $111,339 in the three months ended September 30, 1997 from $144,515 in the three months ended September 30, 1996. This decrease is due to lower invested cash balances.

Liquidity and Capital Resources
-------------------------------
   Cash and cash equivalents decreased $887,681 to $7,644,033 in the three months ended September 30, 1997. The decrease is primarily due to increased research and development activities, including clinical trials of one-alpha D2 as a therapy for secondary hyperparathyroidism in end-stage renal disease, and for general corporate purposes.

   Management believes current levels of cash and cash equivalents are adequate to finance the Company's operations through the end of calendar 1998. After that time, the Company may require additional funds for research and development activities and, potentially, costs associated with commercializing its first product. Additional funds also could be required before that time if the Company were to expand the scope of its activities. There is no assurance additional financing will be available on acceptable terms.
                       PART II - OTHER INFORMATION
              BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY


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

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits furnished:

                  (11)  Statement Re: Computation of Earnings Per Share
                  (27)  Financial Data Schedule

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BONE CARE INTERNATIONAL, INC.
                                      (Registrant)




Date:  November 13, 1997              /s/ Charles W. Bishop
------------------------              ---------------------
                                      Charles W. Bishop
                                      President
                                      (Principal Executive Officer)




Date:  November 13, 1997              /s/ Dale W. Gutman
------------------------              ------------------
                                      Dale W. Gutman
                                      Vice President of Finance
                                      Principal Financial and
                                       Accounting Officer)

              BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                              Exhibit Index

            For the Quarterly Period Ended September 30, 1997

No.          Description                                             Page
---          -----------                                             ----

11 Statement Regarding Computation of Earnings Per Share . . . . . . .12

27 Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . .13