Form 10-Q
period 1997-12-31
BONE CARE INTERNATIONAL INC
filed 1998-02-17
CIK 1009405

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark one)

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1997
                                         -----------------
                                 OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


                  Commission File Number:  0-27854

                    BONE CARE INTERNATIONAL, INC.
       (Exact name of registrant as specified in its charter)

Wisconsin                     2830                     39-1527471
(State of           (Primary Standard Industry       (IRS Employer
Incorporation)      Classification Code Number)   Identification No.)

                          One Science Court
                      Madison, Wisconsin 53711
                            608-236-2500
(Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes   X       No
                                                  -----        -----
As of January 31, 1998, 8,746,173 shares of the registrant's Common Stock, no par value, were outstanding.


            BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                              FORM 10-Q

          For the quarterly period ended December 31, 1997

                          TABLE OF CONTENTS
                          -----------------

PART I -  FINANCIAL INFORMATION                                 Page
                                                                ----
Item 1.   Financial statements

          Consolidated Balance Sheets
          December 31, 1997, and June 30, 1997 . . . . . . . . . . 3

          Consolidated Statements of Operations
          Three and Six Months Ended December 31, 1997
          and 1996 . . . . . . . . . . . . . . . . . . . . . . . . 5

          Consolidated Statements of Cash Flows
          Six Months Ended December 31, 1997
          and 1996 . . . . . . . . . . . . . . . . . . . . . . . . 6

          Notes to Consolidated Financial Statements . . . . . . . 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . 8

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders. . .10

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . .13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------
BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets

-------------------------------------------------------------------------------

Assets

-------------------------------------------------------------------------------


                                               December 31,      June 30,
                                                  1997             1997
                                               (Unaudited)      (Audited)
-------------------------------------------------------------------------------


Current assets:
 Cash and cash equivalents                       $6,323,986     $8,531,714
 Inventory                                           46,419         52,565
 Other current assets                                48,665           -

-------------------------------------------------------------------------------


Total current assets                              6,419,070      8,584,279

Property, plant and equipment--at cost:
 Lab improvements                                    21,092         21,092
 Furniture and fixtures                              39,674         24,625
 Machinery and other equipment                      325,090        263,970

-------------------------------------------------------------------------------
                                                    385,856        309,687

Less accumulated depreciation and amortization      246,236        226,737

-------------------------------------------------------------------------------
                                                    139,620         82,950

Excess of cost over fair value of net assets
 acquired, net of accumulated amortization
 of $687,684 at December 31, 1997, and
 $642,960 at June 30, 1997                          672,233        716,957
Patent fees, net of accumulated amortization
 of $425,462 at December 31, 1997, and $359,462
 at June 30, 1997                                   627,497        516,270
Other non-current assets                            119,095           -

-------------------------------------------------------------------------------
                                                 $7,977,515     $9,900,456

===============================================================================
See accompanying notes to consolidated financial statements.


BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets


-------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

-------------------------------------------------------------------------------
                                               December 31,      June 30,
                                                   1997            1997
                                                (Unaudited)     (Audited)
-------------------------------------------------------------------------------


Current liabilities:
 Accounts payable                               $    82,763    $   141,445
 Accrued liabilities:
 Accrued clinical study and
    research costs                                  503,564        291,165
 Compensation payable                                35,691         15,447
 Property, payroll, and other taxes                  20,271          8,388
 Other                                               33,100         24,500

-------------------------------------------------------------------------------
Total current liabilities                           675,389        480,945

Shareholders' equity:
 Preferred stock--authorized 2,000,000
  shares of $.001 par value; none issued                -              -
 Common stock--authorized 28,000,000 shares
  of no par value; issued and outstanding
  8,722,482 shares at December 31, 1997
  and 8,722,382 at June 30, 1997                 11,393,883     11,393,883
 Additional paid-in capital                       3,556,136      3,555,925

-------------------------------------------------------------------------------
                                                 14,950,019     14,949,808

Accumulated deficit                              (7,647,893)    (5,530,297)

-------------------------------------------------------------------------------
                                                  7,302,126      9,419,511

-------------------------------------------------------------------------------
                                                $ 7,977,515     $9,900,456

===============================================================================
See accompanying notes to consolidated financial statements.



BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

-------------------------------------------------------------------------------

                         Three months ended            Six months ended
                    December 31,   December 31,   December 31,   December 31,
                         1997           1996           1997           1996
-------------------------------------------------------------------------------


REVENUES               $       -     $  35,000      $   -          $  35,525

-------------------------------------------------------------------------------

OPERATING EXPENSES
Cost of sales                  -        30,947          -             34,732
Research and development    973,273    806,001     1,975,790       1,175,365
General and administrative  233,699    112,268       350,999         180,161
-------------------------------------------------------------------------------
                          1,206,972    949,216     2,326,789       1,390,258

-------------------------------------------------------------------------------

LOSS FROM OPERATIONS     (1,206,972)  (914,216)   (2,326,789)     (1,354,733)


INTEREST INCOME              97,854    137,858       209,193         282,373

-------------------------------------------------------------------------------

NET LOSS               $ (1,109,118) $(776,358)  $(2,117,596)    $(1,072,360)

===============================================================================

Net loss per common
 share - basic              $(0.13)     $(0.09)      $(0.24)         $(0.12)

===============================================================================

Weighted average number of
 common shares             8,722,430  8,707,382     8,722,406      8,707,382

===============================================================================















BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
-------------------------------------------------------------------------------
                                                   Six months ended
                                               December 31,   December 31,
                                                    1997           1996
-------------------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                                     $(2,117,596)   $ (1,072,360)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                 130,223         112,644
 Changes in assets and liabilities:
    Receivables                                      -            (33,906)
    Inventory                                       6,146            -
    Accounts payable                              (58,682)        195,953
    Accrued liabilities                           253,126            (198)
    Other                                        (142,746)        (32,079)

-------------------------------------------------------------------------------

Net cash used in operating activities           (1,929,529)      (829,946)

-------------------------------------------------------------------------------

Cash flows from investing activities:
 Additions to property,
  plant and equipment                             (76,169)        (44,354)
 Patent fees                                     (177,227)        (95,470)

-------------------------------------------------------------------------------

Net cash used in investing activities            (253,396)       (139,824)

-------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from exercise of stock options              211              -
 Offering costs                                   (25,014)             -

-------------------------------------------------------------------------------

Net cash provided by financing activities         (24,803)             -

-------------------------------------------------------------------------------

Net decrease in cash and cash equivalents      (2,207,728)       (969,770)
Cash and cash equivalents at beginning
 of period                                      8,531,714      11,060,843

-------------------------------------------------------------------------------

Cash and cash equivalents at end of period    $ 6,323,986    $ 10,091,073

===============================================================================
See accompanying notes to consolidated financial statements.

            BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

(1)  BASIS OF PRESENTATION

     The consolidated financial statements of Bone Care International, Inc. (the "Company") presented herein, without audit except for balance sheet information at June 30, 1997, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1997, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 30, 1997.

     The consolidated balance sheet as of December 31, 1997, the consolidated statements of operations for the three and six months ended December 31, 1997, and 1996, and the consolidated statements of cash flows for the six months ended December 31, 1997 and 1996, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

     The results of operations for the interim periods ended December 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998.


(2)  CAPITAL STRUCTURE

     On October 10, 1997, the Company declared a 2-for-1 stock split in the form of a stock dividend to shareholders of record on October 27, 1997. The dividend was paid November 14, 1997. Accordingly, all common share and per share data in the accompanying financial statement have been adjusted to give effect to the stock split.

(3)  NET LOSS PER SHARE

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128), in February 1997. The Company adopted SFAS No. 128 effective with financial statements issued for periods ended December 31, 1997. Although SFAS No.128 requires restatement of prior period per share data, such restatement resulted in no effect to the Company's previously reported per share data. Diluted per share data is not presented as the effect of potentially issuable common shares would be antidilutive.

Item 2.   Management Discussion and Analysis of Financial Condition and Results
          --------------------------------------------------------------------
          of Operations
          -------------


Results of Operations
---------------------
     Research and development expenses increased to $973,273 in the three months ended December 31, 1997, from $806,001 in the three months ended December 31, 1996, and to $1,975,790 in the six months ended December 31, 1997, from $1,175,365 in the six months ended December 31, 1996. The increase is primarily due to higher expenditures for clinical trials of one-alpha D2 for treating secondary hyperparathyroidism associated with end-stage renal disease.

     General and administrative expenses increased by $121,431 to $233,699 in the three months ended December 31, 1997, from $112,268 in the three months ended December 31, 1996. General and administrative expenses increased $170,838 to $350,999 in the six months ended December 31, 1997, from $180,161 in the six months ended December 31, 1996. Such increases were incurred to support expanded research and development activities.

     Interest income decreased to $97,854 in the three months ended December 31, 1997, from $137,858 in the three months ended December 31, 1996, and to $209,193 in the six months ended December 31, 1997, from $282,373 in the six months ended December 31, 1996. These decreases were due to lower invested cash balances.

     The Company reported a net loss of $1,109,118 and $776,358 for the three months ended December 31, 1997 and 1996, respectively. The reported net loss for the six months ended December 31, 1997 and 1996 was $2,117,596 and $1,072,360, respectively. The increases in net losses are attributable to increased expenses associated with expanded research and development activities.

Liquidity and Capital Resources
-------------------------------
     Cash and cash equivalents were $6,323,986 and $8,531,714 at December 31, 1997, and June 30, 1997, respectively. The decrease is primarily due to expenditures related to research and development activities, including clinical trials of one-alpha D2 and pre-clinical development of other D-hormones.

     The Company believes current levels of cash and cash equivalents are adequate to finance the Company's operations through the end of calendar 1998. After that time, the Company will require substantial funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs. The Company's capital requirements will depend on numerous factors, including the progress of its research and development programs; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing licensing relationships and the terms of any new collaborative, licensing, co-promotion or distribution arrangements that the Company may establish; the progress of commercialization and marketing activities; the cost of manufacturing preclinical and clinical products; and other factors not within the Company's control.


     The Company filed a registration statement on January 8, 1998, with the Securities and Exchange Commission relating to a proposed public offering of 3,000,000 shares of common stock (3,450,000 if the proposed underwriters' over-allotment option is exercised). There is no assurance that the proposed public offering will be completed or additional financing will be available on acceptable terms.


Year 2000 Compliance
--------------------
     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. To distinguish 21st century from 20th century dates, these date code fields must be able to accept four-digit entries. The Company has reviewed its existing financial and other business information systems and believes that its computer systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data.


Item 3.   Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------
          Not applicable.


            BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------
               None

Item 2.   Changes in Securities
          ---------------------
               None

Item 3.   Defaults Upon Senior Securities
          -------------------------------
               None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

               The 1997 Annual Meeting of Shareholders ("Annual Meeting") of the Company was held on November 19, 1997. The total number of shares of the Company's common stock, no par value per share, outstanding as of October 10, 1997, the record date of the Annual Meeting, was 4,361,191. Management of the Company solicited proxies pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A promulgated thereunder for the Annual Meeting. Two directors, Robert A. Beckman and Charles W. Bishop, Ph.D., were elected to serve until the 2000 Annual Meeting of Shareholders. The directors were elected by a vote of 3,724,170 votes "FOR"; 102,057 votes "AGAINST"; and no votes "WITHHELD AUTHORITY". Amendment of the Company's Restated Articles of Incorporation to increase the authorized number of shares of Common Stock from 14,000,000 to 28,000,000 and to increase the authorized number of shares of Preferred Stock from 1,000,000 to 2,000,000 was approved. The amendment was approved by a vote of 3,058,202 votes "FOR"; 60,051 votes "AGAINST"; and 5,355 votes "ABSTAIN". The Company's 1996 Stock Option Plan (the "Plan") was approved. The Plan was approved by a vote of 2,636,474 votes "FOR"; 489,391 votes "AGAINST"; and 11,924 votes "ABSTAIN". The selection of KPMG Peat Marwick LLP as the Company's independent auditors was also approved. Th selection was approved by a vote of 3,800,930 votes "FOR"; 103,957 votes "AGAINST"; and 3,712 votes "ABSTAIN".

Item 5.   Other Information
          -----------------

          Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995:

                    Certain statements in this filing, and elsewhere (such as
               in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's early stage of development, the Company's dependence on its ability to obtain regulatory approval of one-alpha D2, the uncertainty of the Company's future profitability, the uncertainty of regulatory approvals of any drugs developed by the Company, the uncertainty of the Company's patent positions and proprietary rights, the uncertainty related to pricing and reimbursement of the Company's products, the intense competition in pharmaceutical and biotechnology industries, the Company's potential need for additional partners or collaborators, the Company's future capital needs and uncertainty of additional financing, the Company's limited manufacturing capabilities, and lack of sales and marketing experience.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits furnished:

               (11)  Statement Re: Computation of Loss Per Share
               (27)  Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BONE CARE INTERNATIONAL, INC.
                                   (Registrant)




Date:  February 16, 1998           /s/ Charles W. Bishop
                                   Charles W. Bishop
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




Date:  February 16, 1998           /s/ Dale W. Gutman
                                   Dale W. Gutman
                                   Vice President of Finance
                                   (Principal Financial and
                                    Accounting Officer)

              BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                              Exhibit Index

            For the Quarterly Period Ended December 31, 1997

No.  Description                                                     Page
--   -----------                                                     ----

11   Statement Regarding Computation of Earnings Per Share . . . . . . 14

27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . 15