Form 10-Q
period 1998-03-31
BONE CARE INTERNATIONAL INC
filed 1998-05-15
CIK 1009405

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark one)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                                 --------------
                                        OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number:  0-27854

                          BONE CARE INTERNATIONAL, INC.
              (Exact name of registrant as specified in its charter)

Wisconsin                     2830                                39-1527471
(State of           (Primary Standard Industry)                 (IRS Employer
Incorporation)      Classification Code Number              Identification No.)

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

                                                           Yes   X       No
                                                               -----       ----

As of April 30, 1998, 8,779,317 shares of the registrant's Common Stock, no par value, were outstanding.


                  BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                                    FORM 10-Q

                  For the quarterly period ended March 31, 1998

                                TABLE OF CONTENTS
                                -----------------

PART I -  FINANCIAL INFORMATION                                       Page
                                                                      ----
Item 1.   Financial statements

          Consolidated Balance Sheets
          March 31, 1998, and June 30, 1997. . . . . . . . . . . . . . . 3

          Consolidated Statements of Operations
          Three and Nine Months Ended March 31, 1998
          and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

          Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 1998
          and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

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

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets

-------------------------------------------------------------------------------

Assets

-------------------------------------------------------------------------------

                                                March 31,        June 30,
                                                  1998             1997
                                               (Unaudited)      (Audited)
-------------------------------------------------------------------------------

Current assets:
 Cash and cash equivalents                       $5,009,088     $8,531,714
 Inventory                                           34,392         52,565
 Other current assets                                49,639           -

-------------------------------------------------------------------------------

Total current assets                              5,093,119      8,584,279

Property, plant and equipment--at cost:
 Leasehold improvements                              64,237         21,092
 Furniture and fixtures                              66,954         24,625
 Equipment                                          380,275        263,970

-------------------------------------------------------------------------------

                                                    511,466        309,687

Less accumulated depreciation and amortization      258,105        226,737

-------------------------------------------------------------------------------

                                                    253,361         82,950

Excess of cost over fair value of net assets
 acquired, net of accumulated amortization
 of $710,046 at March 31, 1998, and
 $642,960 at June 30, 1997                          649,871        716,957
Patent fees, net of accumulated amortization
 of $458,462 at March 31, 1998, and $359,462
 at June 30, 1997                                   686,776        516,270
Other non-current assets                            287,828           -

-------------------------------------------------------------------------------

                                                 $6,970,955     $9,900,456

===============================================================================
See accompanying notes to consolidated financial statements.


BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets

-------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

-------------------------------------------------------------------------------
                                                 March 31,       June 30,
                                                   1998            1997
                                                (Unaudited)     (Audited)
-------------------------------------------------------------------------------

Current liabilities:
 Accounts payable                               $   400,592    $   141,445
 Accrued liabilities:
    Accrued clinical study and
       research costs                               330,994        291,165
    Compensation payable                             31,121         15,447
    Property, payroll, and other taxes                  -             8,388
    Other                                            33,896         24,500

-------------------------------------------------------------------------------

Total current liabilities                           796,603        480,945

Shareholders' equity:
 Preferred stock--authorized 2,000,000
  shares of $.001 par value; none issued               -           -
 Common stock--authorized 28,000,000 shares
  of no par value; issued and outstanding
  8,779,317 shares at March 31, 1998
  and 8,722,382 at June 30, 1997                 11,393,883     11,393,883
 Additional paid-in capital                       3,675,742      3,555,925

-------------------------------------------------------------------------------

                                                 15,069,625     14,949,808

 Accumulated deficit                             (8,895,273)    (5,530,297)

-------------------------------------------------------------------------------

                                                  6,174,352      9,419,511

-------------------------------------------------------------------------------

                                                $ 6,970,955     $9,900,456

===============================================================================
See accompanying notes to consolidated financial statements.


BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

-------------------------------------------------------------------------------

                               Three months ended      Nine months ended
                              March 31,   March 31,   March 31,     March 31,
                                1998        1997        1998          1997
-------------------------------------------------------------------------------

REVENUES                  $       -     $   3,900    $    -       $    39,425

-------------------------------------------------------------------------------

OPERATING EXPENSES
Cost of sales                     -         3,572         -            38,304
Research and development     1,085,993    818,120      3,061,783    1,993,485
General and administrative     237,377    132,675        588,376      312,836

-------------------------------------------------------------------------------

                             1,323,370    954,367      3,650,159    2,344,625

-------------------------------------------------------------------------------

LOSS FROM OPERATIONS        (1,323,370)  (950,467)    (3,650,159)  (2,305,200)


INTEREST INCOME                 75,990    125,431        285,183      407,804

-------------------------------------------------------------------------------

NET LOSS                  $ (1,247,380) $(825,036)   $(3,364,976) $(1,897,396)

===============================================================================

Net loss per common
 share - basic                  $(0.14)    $(0.09)        $(0.39)      $(0.22)
===============================================================================

Weighted average number of
 common shares               8,759,724  8,716,394      8,734,845    8,710,364

===============================================================================
See accompanying notes to consolidated financial statements.


BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

-------------------------------------------------------------------------------
                                                     Nine months ended
                                                March 31,        March 31,
                                                  1998             1997
-------------------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                                     $(3,364,976)   $ (1,897,396)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                 202,525         168,966
 Changes in assets and liabilities:
    Receivables                                       -             1,619
    Inventory                                      18,173         (51,708)
    Accounts payable                              259,147          42,784
    Accrued liabilities                            56,511         334,138
    Other                                        (134,312)         20,695

-------------------------------------------------------------------------------

Net cash used in operating activities          (2,962,932)     (1,380,902)

-------------------------------------------------------------------------------

Cash flows from investing activities:
 Additions to property,
  plant and equipment, net                       (206,850)        (52,912)
 Patent fees                                     (269,506)       (174,631)

-------------------------------------------------------------------------------

Net cash used in investing activities            (476,356)       (227,543)

-------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from exercise of stock options          119,817          31,650
 Offering costs                                  (203,155)            -

-------------------------------------------------------------------------------

Net cash provided by (used in) financing
 activities                                       (83,338)         31,650

-------------------------------------------------------------------------------

Net decrease in cash and cash equivalents      (3,522,626)     (1,576,795)
Cash and cash equivalents at beginning
 of period                                      8,531,714      11,060,843

-------------------------------------------------------------------------------

Cash and cash equivalents at end of period    $ 5,009,088     $ 9,484,048
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

   The consolidated balance sheet as of March 31, 1998, the consolidated statements of operations for the three and nine months ended March 31, 1998, and 1997, and the consolidated statements of cash flows for the nine months ended March 31, 1998 and 1997, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

   The results of operations for the interim periods ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998.


(2)     CAPITAL STRUCTURE

   On October 10, 1997, the Company declared a 2-for-1 stock split in the form of a stock dividend to shareholders of record on October 27, 1997. The dividend was paid November 14, 1997. Accordingly, all common share and per share data in the accompanying financial statements have been adjusted to give effect to the stock split.

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

Item 2.      Management Discussion and Analysis of Financial Condition and
             -------------------------------------------------------------
             Results of Operations
             ---------------------

Results of Operations
---------------------
   Research and development expenses increased to $1,085,993 in the three months ended March 31, 1998, from $818,120 in the three months ended March 31, 1997, and to $3,061,783 in the nine months ended March 31, 1998, from $1,993,485 in the nine months ended March 31, 1997. The increases were due primarily to higher expenditures related to the anticipated commercialization of one-alpha D(subscript 2).

   General and administrative expenses increased by $104,702 to $237,377 in the three months ended March 31, 1998, from $132,675 in the three months ended March 31, 1997. General and administrative expenses increased $275,540 to $588,376 in the nine months ended March 31, 1998, from $312,836 in the nine months ended March 31, 1997. Such increases were incurred to support expanded research and development activities.

   Interest income decreased to $75,990 in the three months ended March 31, 1998, from $125,431 in the three months ended March 31, 1997, and to $285,183 in the nine months ended March 31, 1998, from $407,804 in the nine months ended March 31, 1997. These decreases were due to lower invested cash balances.

   The Company reported a net loss of $1,247,380 and $825,036 for the three months ended March 31, 1998 and 1997, respectively. The reported net loss for the nine months ended March 31, 1998 and 1997 was $3,364,976 and $1,897,396, respectively. The increases in net losses are attributable to increased expenses associated with expanded research and development activities.

Liquidity and Capital Resources
-------------------------------
   Cash and cash equivalents were $5,009,088 and $8,531,714 at March 31, 1998, and June 30, 1997, respectively. The decrease is primarily due to expenditures related to research and development activities, including clinical trials of one-alpha D(subscript 2), pre-clinical development of other D-hormones, and activities associated with the anticipated commercialization of one-alpha D(subscript 2).

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

PART II OTHER INFORMATION

Item 1.      Legal Proceedings
             -----------------
     None

Item 2.      Changes in Securities
             ---------------------
     None

Item 3.      Defaults Upon Senior Securities
             -------------------------------
     None

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
     None

Item 5.      Other Information
             -----------------

   Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's early stage of development, the Company's dependence on its ability to obtain regulatory approval of one-alpha D(subscript 2), the uncertainty of the Company's future profitability, the uncertainty of regulatory approvals of any drugs developed by the Company, the uncertainty of the Company's patent positions and proprietary rights, the uncertainty related to pricing and reimbursement of the Company's products, the intense competition in pharmaceutical and biotechnology industries, the Company's potential need for additional partners or collaborators, the Company's future capital needs and uncertainty of additional financing, the Company's lack of manufacturing capabilities, and limited sales and marketing experience.

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

   (a)       Exhibits furnished:

             (11)  Statement Re: Computation of Loss Per Share
             (27)  Financial Data Schedule

   (b)       Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BONE CARE INTERNATIONAL, INC.
                                      (Registrant)




Date: May 14, 1998                    /s/ Charles W. Bishop
                                      Charles W. Bishop
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




Date: May 14, 1998                    /s/ Dale W. Gutman
                                      Dale W. Gutman
                                      Vice President - Finance
                                      (Principal Financial and
                                       Accounting Officer)

              BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                              Exhibit Index

              For the Quarterly Period Ended March 31, 1998

No.          Description                                             Page
---          -----------                                             ----

11 Statement Regarding Computation of Loss Per Share . . . . . . . . . 13

27 Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . 14