Form 10-K
period 1998-06-30
BONE CARE INTERNATIONAL INC
filed 1998-09-28
CIK 1009405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             _______________________

                                    FORM 10-K
        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1998
                                        OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from __________ to __________

                          Commission file number 0-27854

                           Bone Care International, Inc.
                         ------------------------------
              (Exact name of registrant as specified in its charter)

               Wisconsin                                  39-1527471
           -----------------                           ----------------

     (State or other jurisdiction of              (IRS Employer
     incorporation or organization)                Identification No.)

             One Science Court
            Madison, Wisconsin                              53711
           ---------------------                       ---------------
     (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code:  (608) 236-2500
        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                         Preferred Stock Purchase Rights
                         -----------------------------------
                                 (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes /X/  No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 23, 1998, there were issued and outstanding 10,135,956 shares of Common Stock. The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $61,445,312 as of September 23, 1998, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates". This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Bone Care International, Inc. Proxy Statement for its 1998 Shareholders Meeting to be held on November 13, 1998 (Part III).


                     BONE CARE INTERNATIONAL, Inc.

                               INDEX TO
                      ANNUAL REPORT ON FORM 10-K
                     For Year Ended June 30, 1998

                                                                 Page
Part I                                                            ----
Item 1         Business  . . . . . . . . . . . . . . . . . . . . . .  1
Item 2         Properties. . . . . . . . . . . . . . . . . . . . . . 21
Item 3         Legal Proceedings . . . . . . . . . . . . . . . . . . 21
Item 4         Submission of Matters to a Vote of Security Holders . 21
Part II
Item 5         Market for Registrant's Common Equity and
               Related Stockholder Matters . . . . . . . . . . . . . 21
Item 6         Selected Financial Data . . . . . . . . . . . . . . . 22
Item 7         Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . 23
Item 7A        Quantitative and Qualitative Disclosures about
               Market Risk . . . . . . . . . . . . . . . . . . . . . 25
Item 8         Financial Statements and Supplementary Data . . . . . 26
Item 9         Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . 38
Part III
Item 10        Directors and Executive Officers
               of the Registrant . . . . . . . . . . . . . . . . . . 38
Item 11        Executive Compensation. . . . . . . . . . . . . . . . 38
Item 12        Security Ownership of Certain
               Beneficial Owners and Management. . . . . . . . . . . 39
Item 13        Certain Relationships and Related Transactions. . . . 39
Part IV
Item 14        Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K . . . . . . . . . . . . . . . 39

Index to Consolidated Financial Statements and
  Financial Statement Schedule . . . . . . . . . . . . . . . . . . . 40

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . 42

                                PART I

ITEM 1.  BUSINESS
         --------
General
-------
  Bone Care International, Inc. (Bone Care or Company) is a leader in the discovery and development of improved vitamin D-hormone (D-hormone) therapies. D-hormones have a key role in secondary hyperparathyroidism leading to metabolic bone diseases in several patient populations, including end stage renal disease (ESRD), pre-dialysis, and osteoporosis patients. D-hormones also have a role in certain hyperproliferative diseases, including prostate, breast, and colon cancers, and psoriasis. In March 1998, the Company filed a New Drug Application (NDA) with the United States Food and Drug Administration (FDA) for an oral formulation of its lead product candidate, one-alpha D2 (Hectorol(trademark)), a synthetic D-hormone analog for the treatment of secondary hyperparathyroidism associated with ESRD. The Company filed the NDA based primarily on the results of two pivotal Phase 3 trials which were completed in August 1997 and involved 138 patients at 17 study centers in the United States. In these trials, an oral formulation of Hectorol(trademark) effectively controlled moderate to severe secondary hyperparathyroidism with no clinically important side effects in ESRD patients undergoing hemodialysis.

  In February 1998, the Company completed two pivotal Phase 3 trials with an intravenous formulation of Hectorol(trademark) for the treatment of secondary hyperparathyroidism associated with ESRD. Data from these trials are consistent with the results obtained from the completed Phase 3 trials for an oral formulation of Hectorol(trademark). The Company intends to submit an NDA to the FDA for this intravenous formulation of Hectorol(trademark)in October 1998. The Company is currently recruiting and enrolling patients for two pivotal Phase 3 trials of a second oral formulation of Hectorol(trademark) for the treatment of secondary hyperparathyroidism in pre-dialysis patients. The Company is also planning to conduct Phase 2 trials for the use of an oral formulation of Hectorol(trademark) for the treatment of osteoporosis associated with secondary hyperparathyroidism.

  Secondary hyperparathyroidism is a chronic disease where the parathyroid glands secrete excessive quantities of parathyroid hormone
(PTH) in response to reduced kidney function or kidney failure. Secondary hyperparathyroidism, if left untreated, leads to debilitating metabolic bone diseases, including osteoporosis, osteomalacia, rickets and renal osteodystrophy, as well as increased risk of fractures and severe bone pain. Moderate to severe secondary hyperparathyroidism is associated with advanced renal insufficiency and ESRD found in pre-dialysis and dialysis patients. Mild secondary hyperparathyroidism is associated with modest reductions in renal function often found in osteoporosis patients. According to the United States Health Care Financing Administration (HCFA), in 1997, there were approximately 230,000 ESRD patients in the United States. In addition, based on published reports, the Company estimates that in the United States in 1997 there were at least 600,000 pre-dialysis patients and at least 2,000,000 patients with osteoporosis associated with secondary hyperparathyroidism.

  Based on the role of D-hormones in controlling cellular growth and differentiation, the Company is also developing D-hormone therapies to treat certain hyperproliferative diseases. The Company is currently completing a Phase 1 trial of an oral formulation of Hectorol(trademark) to treat terminal prostate cancer. The Company is also investigating the use of other D-hormones and analogs for the treatment of prostate, breast and colon cancers, and psoriasis.

  Although currently marketed D-hormone therapies have demonstrated efficacy in treating secondary hyperparathyroidism and certain hyperproliferative diseases, the systemic (oral or intravenous) administration of those products frequently produces toxic side effects at doses required for therapeutic effect. As a result, the widespread and effective use of systemic D-hormone therapies has been limited. Through the Company's collaborations with D-hormone research institutions, as well as its internal research and development efforts, the Company has developed substantial expertise in the area of D-hormone chemistry and biochemistry. The Company has leveraged that expertise to develop a portfolio of D-hormones and analogs which the Company believes possess improved safety and efficacy profiles compared to existing D-hormone therapies.


Scientific Overview
-------------------
  D-hormones have important roles in parathyroid function, calcium and phosphorus metabolism, and cellular growth and differentiation. D-hormones are produced in biological processes primarily involving vitamin D3 or vitamin D2. Vitamin D3 is produced in human skin during exposure to sunlight. Vitamin D2 is produced in plants during exposure to sunlight and is available through dietary sources. Vitamins D3 and D2 (collectively - vitamin D) are metabolized into three different D-hormones in two sequential steps involving the liver and then the kidneys. Vitamin D3 is metabolized into the D-hormone one-alpha,25-dihydroxyvitamin D3 (calcitriol). Vitamin D2 is metabolized into the two D-hormones, one-alpha,25-dihydroxyvitamin D2 and one-alpha,24-dihydroxyvitamin D2. In diseased or aged kidneys, sufficient quantities of D-hormones often cannot be produced.

  Production of D-hormones by the kidneys is stimulated by PTH, which is secreted into the bloodstream by the parathyroid glands. D-hormone receptors located in the parathyroid glands monitor blood levels of D-hormones. The parathyroid glands increase PTH secretion markedly when blood levels of D-hormones are low and decrease PTH secretion as blood levels of D-hormones rise. After secretion from the parathyroid glands, PTH circulates in the blood to the kidneys where it activates an enzyme which produces D-hormones.

  D-hormones increase blood levels of calcium and phosphorus, the key components of bone, by stimulating the small intestine to absorb these minerals from ingested food and by stimulating the kidneys to reabsorb calcium from urine. D-hormones also stimulate osteoblasts (bone-building cells) to increase the deposition of calcium and phosphorous in bone. When blood levels of D-hormones are low, intestinal absorption of calcium and phosphorus and kidney reabsorption of calcium are reduced, leading to hypocalcemia (low blood calcium). Bone formation is also reduced. PTH normalizes blood levels of calcium and phosphorus and bone formation by stimulating the increase of D-hormone production. However, when D-hormone production is insufficient, as in renal disease, PTH normalizes blood calcium and phosphorus by causing the release of calcium and phosphorus from bone into the blood.

  In progressive renal disease, the kidneys become unable to produce sufficient quantities of D-hormones, leading to secondary hyperparathyroidism and associated bone disease. Secondary hyperparathyroidism is a chronic disease in which the parathyroid glands secrete excessive quantities of PTH. Elevated blood levels of PTH lead to excessive release of calcium and phosphorus from bones, causing debilitating metabolic bone diseases, such as osteoporosis, osteomalacia, rickets and renal osteodystrophy. A recent published report concluded that, compared to the general population, the risk of hip fracture is 3.5 times higher in the United States population of ESRD patients. Secondary hyperparathyroidism and associated bone disease can be controlled, and possibly prevented or reversed, by D-hormone replacement therapy.

  In addition to having a role in parathyroid function, D-hormones have a role in controlling the normal growth and differentiation of skin, prostate, breast, and colon cells, all of which contain D-hormone receptors. Psoriasis, a condition in which skin cells grow too rapidly and remain immature (undifferentiated), can be effectively managed with topical D-hormone therapy. Likewise, clinical and preclinical research suggests that the uncontrolled cell growth in prostate, breast and colon cancers can be managed by D-hormone therapy.

  Calcitriol is approved for systemic treatment of secondary hyperparathyroidism associated with ESRD and/or metabolic bone diseases in the United States and Europe. Paracalcitol is approved for systemic treatment of secondary hyperparathyroidism associated with ESRD in the United States. Alfacalcidol, a synthetic analog of calcitriol, is approved for oral treatment of secondary hyperparathyroidism associated with ESRD and/or metabolic bone diseases in Europe. Calcitriol and two synthetic analogs, tacalcitol and calcipotriol, are approved in Europe for the topical treatment of psoriasis. In addition, calcipotriol has been approved for topical treatment of psoriasis in the United States.

  Although currently marketed D-hormone therapies have demonstrated efficacy, systemically administered D-hormone therapies frequently cause toxic side effects at doses required for therapeutic effects. The principal side effects observed are hypercalcemia (high blood calcium), hyperphosphatemia (high blood phoshorus), and hypercalciuria (high urine calcium), all of which are caused by excessive intestinal absorption of calcium and phosphorus. The most serious of these side effects is hypercalcemia, which increases the risk of calcification of soft tissues, including the heart, arteries, and kidneys, and can cause cardiac arrest. In addition, hypercalcemia can lead to other complications including gastrointestinal problems and mental disorders including depression. Hyperphosphatemia directly stimulates secretion of PTH, thereby exacerbating secondary hyperparathyroidism. Hypercalciuria can increase the risk of calcification of the kidneys and the formation of kidney stones, and can hasten kidney failure. In order to control these side effects, patients often must be temporarily or permanently withdrawn from current D-hormone therapies. As a result of these side effects, the widespread and effective use of currently marketed oral or intravenous D-hormone therapies has been limited.


Products Under Development
--------------------------
  The Company is developing D-hormone therapies which the Company believes have improved safety and efficacy profiles. The following table summarizes the Company's product candidates by indication and development status.



INDICATION         PRODUCT CANDIDATE              DEVELOPMENT STATUS(1)
----------         -----------------              ---------------------

Secondary Hyperparathyroidism
-----------------------------
  ESRD             Hectorol(trademark) (oral)         NDA filed March
                                                      1998

                   Hectorol(trademark) (intravenous)  Phase3.
                                                      completed

  Pre-dialysis     Hectorol(trademark) (oral)         Phase 3

  Osteoporosis     Hectorol(trademark) (oral)         Phase 2

Hyperproliferative Diseases
---------------------------
  Advanced
    Prostate
    Cancer         Hectorol(trademark) (oral)         Phase 1

  Advanced
    Prostate,
    Breast and
    Colon Cancers  LR-103    (oral)                   Preclinical

  Psoriasis        Lead compound (oral)               Research
 ...............................
(1) "Research" indicates discovery and initial synthetic chemistry. "Preclinical" indicates formulation, pharmacology and toxicity testing in animals.
    "Phase 1" indicates initial clinical testing in humans to establish safety.
    "Phase 2" indicates further clinical testing in humans to establish efficacy.
    "Phase 3" indicates pivotal, well-controlled clinical testing to establish safety and efficacy.


Secondary Hyperparathyroidism
-----------------------------
    Overview

  Hyperparathyroidism refers to conditions in which the parathyroid glands secrete excessive quantities of PTH into the bloodstream. In primary hyperparathyroidism, one or more of the four parathyroid glands fails to properly regulate PTH secretion, usually due to one or more tumors in the glands. In secondary hyperparathyroidism, the parathyroid glands secrete excessive quantities of PTH in response to reduced kidney function or kidney failure. Mild secondary hyperparathyroidism is associated with modest reductions in renal function and contributes to osteoporosis. Moderate to severe secondary hyperparathyroidism is associated with advanced renal insufficiency and ESRD which are found in pre-dialysis and dialysis patients.

Hectorol(trademark) for Secondary Hyperparathyroidism Associated with ESRD
--------------------------------------------------------------------------
  The Company is developing oral and intravenous formulations of Hectorol(trademark) as treatments for secondary hyperparathyroidism associated with ESRD. Hectorol(trademark) is a synthetic D-hormone analog derived from vitamin D2. After oral or intravenous administration, Hectorol(trademark) is metabolized by the liver into the two D-hormones naturally produced from vitamin D2, without being metabolized by the kidneys. Based on data obtained from its clinical trials, the Company believes that Hectorol(trademark) is as active as currently marketed D-hormone replacement therapies and has an improved safety profile. The Company believes that the improved safety profile of Hectorol(trademark) enables it to be more consistently administered to patients at higher doses than currently marketed D-hormone replacement therapies, resulting in improved control of secondary hyperparathyroidism.

  Secondary hyperparathyroidism is most severe in patients with ESRD. According to HCFA, there were approximately 230,000 ESRD patients in the United States at the end of 1997. This patient population, sustained primarily by renal dialysis, increased by approximately 7% in 1997. In ESRD there is extensive, irreversible loss of cells of the proximal nephron, the site in the kidneys where D-hormones are produced.
Impaired production of D-hormones leads to low blood levels of D-hormones. Low blood levels of D-hormones cause the small intestine to absorb less dietary calcium and the kidneys to reabsorb less calcium from urine, often resulting in hypocalcemia. Low blood levels of D-hormones also decrease osteoblastic activity, causing reduced bone formation. The parathyroid glands respond to low blood levels of D-hormones and calcium by secreting PTH into the bloodstream. Ordinarily, PTH stimulates production of D-hormones by the kidneys. However, in ESRD the kidneys cannot respond to PTH stimulation. Without increased D-hormone production, the parathyroid glands secrete escalating quantities of PTH. Chronically elevated and rising blood levels of PTH stimulate a prolonged release of calcium and phosphorus from bone, leading to debilitating metabolic bone diseases, including osteoporosis, osteomalacia, rickets and renal osteodystrophy. Advanced bone disease is associated with an increased risk of fracture and is often accompanied by severe bone pain, most commonly arising in the lower back, hips, legs and joints.

  Moderate to severe secondary hyperparathyroidism is exacerbated by hyperphosphatemia. Phosphorus derived from dietary sources (principally meat and dairy products) accumulates in the blood due to its insufficient elimination by dysfunctional kidneys. Excessive blood phosphorus directly inhibits the production of D-hormones and stimulates the parathyroid glands to secrete PTH. To control or reduce blood phosphorus, nephrologists routinely encourage their patients to adhere to low phosphorus diets and to ingest calcium carbonate or calcium acetate tablets with meals. These calcium preparations bind dietary phosphorus, reducing its absorption by the intestine and thereby helping to lower blood phosphorus levels. Calcium-based phosphate binders, however, promote hypercalcemia in patients receiving D-hormone replacement therapies.

  D-hormone replacement is standard therapy for secondary hyperparathyroidism associated with ESRD. The goals of D-hormone replacement therapy are (1) to normalize blood calcium levels, (2) to control (normalize or reduce) blood PTH levels and (3) to treat or prevent metabolic bone diseases. Treating and preventing metabolic bone diseases is increasingly important as improvements in kidney dialysis increase the life expectancy of ESRD patients. D-hormone replacement therapies currently marketed in the United States and Europe for the treatment of secondary hyperparathyroidism associated with ESRD are Rocaltrol(trademark) (oral calcitriol), Calcijex(trademark) (intravenous calcitriol) and Zemplar(trademark) (intravenous paracalcitol). The Company estimates that total sales of these products in the United States in 1997 were approximately $155 million. Alfacalcidol, an oral synthetic analog of calcitriol, is marketed under numerous brand names in Europe.

  Oral and intravenous calcitriol and oral alfacalcidol have limited effectiveness for treating secondary hyperparathyroidism associated with ESRD because they frequently cause toxic side effects (hypercalcemia and hyperphosphatemia) at doses required for therapeutic effect. Episodes of hypercalcemia and/or hyperphosphatemia are unpredictable and force temporary or permanent interruptions in therapy, resulting in less effective control of PTH secretion. Furthermore, in an effort to control blood phosphorus and reduce episodes of hyperphosphatemia, calcium-based phosphate binders are often administered at higher doses. However, calcitriol and alfacalcidol greatly stimulate intestinal absorption of calcium derived from those binders, increasing blood calcium levels and the frequency of episodes of hypercalcemia. In an attempt to mitigate the negative effects of calcium-based binders, nephrologists temporarily switch their patients from calcium-based binders to aluminum-based binders. However, aluminum from these alternate binders is readily absorbed through the intestine and accumulates in bone, potentially causing low turnover bone disease.
When calcitriol and alfacalcidol are administered in lower, less toxic doses, their effectiveness in controlling secondary hyperparathyroidism decreases. Removal of the parathyroid glands is standard treatment for patients with severe secondary hyperparathyroidism whose disease cannot be managed with D-hormone replacement therapy. However, removal of the parathyroid glands does not cure existing metabolic bone disease or the underlying deficiency of D-hormones.

  The Company is developing oral and intravenous formulations of Hectorol(trademark) as treatments for secondary hyperparathyroidism associated with ESRD. The oral product is a soft gelatin capsule designed to be administered by medical professionals to hemodialysis patients in the clinic, or self-administered daily by peritoneal dialysis patients at home. The Company's intravenous product is a sterile aqueous solution designed to be administered to patients only at hemodialysis. The Company is developing the oral formulation in advance of the intravenous formulation based primarily on the Company's expectation that the current fee-for-service reimbursement plan, which favors the use of an intravenous formulation of Hectorol(trademark), will be replaced with a capitated reimbursement plan which favors the less costly oral formulation of Hectorol(trademark). Further, the Company is developing an oral formulation of Hectorol(trademark) to treat secondary hyperparathyroidism in pre-dialysis and osteoporosis patients where intravenous therapy is inappropriate.


Oral Hectorol(trademark)for Secondary Hyperparathyroidism Associated with ESRD.
------------------------------------------------------------------------------
  In November 1997, the Company announced results from its two pivotal
Phase 3 trials with an oral formulation of Hectorol(trademark) for the treatment of secondary hyperparathyroidism associated with ESRD. The trials, which were completed in August 1997, involved 138 patients at 17 study centers in the United States. Each trial consisted of an 8-week washout period, followed sequentially by a 16-week period in which patients received open-label treatment with oral Hectorol(trademark) at hemodialysis, and an 8-week period in which the patients were assigned in random, double-blinded fashion, to continued treatment with either oral Hectorol(trademark) or placebo. The study endpoint for efficacy was the observed change in blood PTH levels from post-washout baseline to the end of each treatment period. Endpoints for safety were the corresponding changes in blood levels of calcium and phosphorus. A total of 138 patients began treatment with oral Hectorol(trademark), of whom 110 completed the full 24 weeks of treatment. Dosages were individually titrated with patients initially receiving 10 mcg per hemodialysis and thereafter between 0 mcg and 20 mcg per dose three times per week. After 16 weeks of open-label treatment, observed blood
PTH reductions exceeded 50% in both trials and were clinically and statistically significant (p<0.01). In addition, blood PTH reached target levels in 83% of treated patients during the 16-week open-label treatment period. At the end of the eight additional weeks of blinded treatment, patients receiving oral Hectorol(trademark) had mean blood
PTH levels approximately 50% below those receiving placebo. Differences in mean blood PTH levels between oral Hectorol(trademark) and placebo treatments were clinically and statistically significant (p<0.01). In both studies, oral Hectorol(trademark) normalized blood calcium and did not cause clinically meaningful increases in blood phosphorus. Side effects attributable to oral Hectorol(trademark) administration, such as hypercalcemia and hyperphosphatemia, were infrequent and clinically insignificant. The Company believes these trials demonstrated that oral Hectorol(trademark) is a safe and effective therapy for secondary hyperparathyroidism associated with ESRD and that the results compare favorably with efficacy and safety data reported in published controlled trials involving calcitriol and alfacalcidol. The Company filed an NDA with the FDA in March 1998 for oral Hectorol(trademark) as a treatment for secondary hyperparathyroidism associated with ESRD. There can be no assurance that oral Hectorol(trademark) will ultimately be approved for marketing by the FDA for such indication.


Intravenous Hectorol(trademark) for Secondary Hyperparathyroidism Associated
----------------------------------------------------------------------------
with ESRD.
---------
  In February 1998, the Company completed two pivotal Phase 3 trials with intravenous Hectorol(trademark) for the treatment of secondary hyperparathyroidism associated with ESRD. Each trial consisted of an 8-week washout period, followed by a 12-week period in which patients received open-label treatment with intravenous Hectorol(trademark) at hemodialysis. The study endpoint for efficacy was the observed change in blood PTH levels from post-washout baseline to the end of the treatment period. Endpoints for safety were the corresponding changes in blood levels of calcium and phosphorus. These trials commenced with 70 patients who had completed the Phase 3 trials for oral Hectorol(trademark) and concluded with 67 patients completing the full 12-week treatment period. Data from these trials are consistent with the results obtained from the completed Phase 3 trials for oral Hectorol(trademark). The Company intends to submit a second NDA to the FDA in October 1998 for intravenous Hectorol(trademark) as a treatment for secondary hyperparathyroidism associated with ESRD. There can be no assurance that intravenous Hectorol(trademark) will ultimately be approved for marketing by the FDA for such indication.


Hectorol(trademark) for Secondary Hyperparathyroidism in Pre-Dialysis Patients
------------------------------------------------------------------------------
  The Company is developing oral Hectorol(trademark) as a treatment for secondary hyperparathyroidism in pre-dialysis patients. Chronic renal disease is characterized by progressive reductions in kidney function leading eventually to kidney failure and the need for dialysis.
Secondary hyperparathyroidism begins to develop in patients with modest reductions in kidney function and becomes more severe in proportion to the degree of renal insufficiency. Based on published reports, the Company estimates that there were at least 600,000 pre-dialysis patients in the United States in 1997. These patients are at risk of developing associated metabolic bone diseases and would benefit from D-hormone therapy. However, there are currently no FDA-approved D-hormone therapies for secondary hyperparathyroidism in pre-dialysis patients in the United States. Off-label use of intravenous calcitriol is inappropriate for use in pre-dialysis patients because its administration requires painful, daily percutaneous injections at home without medical supervision. Off-label use of oral calcitriol, as well as oral alfacalcidol, at doses required for therapeutic effect, frequently causes hypercalcemia and hypercalciuria which can calcify the soft tissue of the kidneys and hasten kidney failure. As a result, pre-dialysis patients are seldom treated for secondary hyperparathyroidism.

  There is evidence from published clinical research suggesting that early intervention with D-hormone therapy can slow the progression of secondary hyperparathyroidism in pre-dialysis patients. In untreated patients, the parathyroid glands become progressively enlarged, causing further increases in PTH secretion and requiring higher doses of D-hormone replacement therapies for effective control. Sufficiently high doses of currently marketed D-hormone replacement therapies often cannot be administered due to dose-limiting side effects.

  Based on the Company's clinical experience with Hectorol(trademark), the Company is currently recruiting and enrolling patients into pivotal Phase 3 trials for oral Hectorol(trademark) for the treatment of secondary hyperparathyroidism in pre-dialysis patients. The trials will involve up to 140 patients at 4 to 6 centers in the United States.
These trials will consist of a baseline (pre-treatment) period, followed by a 24-week period in which the patients will be assigned in random, double-blinded fashion, to treatment with either oral Hectorol(trademark) or placebo. The study endpoint for efficacy is the change in blood PTH levels from baseline to the end of the treatment period. Endpoints for safety are the corresponding changes in blood levels of calcium and phosphorus. There can be no assurance that oral Hectorol(trademark) will prove safe and effective in treating secondary hyperparathyroidism in pre-dialysis patients.


Hectorol(trademark) for Osteoporosis Associated with Secondary
--------------------------------------------------------------
Hyperparathyroidism
-------------------
  The Company is investigating the use of oral Hectorol(trademark) for the treatment of osteoporosis associated with secondary hyperparathyroidism. Osteoporosis is a metabolic bone disease generally associated with aging and characterized by excessive loss of bone mineral, resulting in decreased bone density over time.
Demineralization weakens bone so that minor physical stress can cause debilitating fractures, usually in the wrists, hips and spine. These fractures often result in disfigurement, decreased mobility and, in some cases, extensive hospitalization and chronic nursing home care. The Company believes that there are currently at least 2,000,000 patients in the United States who have osteoporosis associated with secondary hyperparathyroidism. Reduced blood levels of D-hormones have been documented in many elderly patients with osteoporosis, caused by insufficient activity of the renal enzyme which produces D-hormones. In postmenopausal women, this enzyme is indirectly suppressed by estrogen deficiency. In elderly men and women, the enzyme is often impaired due to age-related reductions in kidney function. As in more severe renal insufficiency, decreased production of D-hormones increases the risk that an individual will develop metabolic bone disease. Decreased blood levels of D-hormones reduce intestinal calcium absorption and bone formation, and stimulate the secretion of PTH, causing mild secondary hyperparathyroidism. Elevated blood levels of PTH increase the rate of bone metabolism which, with reduction in bone formation, decrease bone mass. Prolonged loss of bone leads to osteoporosis.

  A likely role for D-hormones in osteoporosis has prompted many clinical investigations of D-hormone therapies as potential osteoporosis treatments. Controlled clinical trials conducted by third parties have demonstrated that oral calcitriol and oral alfacalcidol increase or stabilize bone mass and reduce fracture rates. Positive results from these clinical trials have been the basis for approval of these therapies in Europe, Japan and other geographic markets. However, in the United States there are currently no FDA-approved D-hormone therapies for the treatment of osteoporosis. Trials conducted in the United States with oral calcitriol have produced mixed results, possibly due to the substantial variation in doses of calcitriol between study sites. Higher doses of calcitriol produced increases in vertebral and total body bone mass, whereas lower doses showed little effect. Lower doses were used in these trials due to the unacceptable frequency of hypercalcemia and hypercalciuria at higher, potentially therapeutic doses. These results suggest that D-hormone replacement therapies with improved safety profiles may enable more consistent administration of higher doses for improved therapeutic effects in osteoporosis associated with secondary hyperparathyroidism.

  In 1992, the Company completed a Phase 2 trial in the United States to evaluate oral Hectorol(trademark) as a treatment for postmenopausal osteoporosis. The trial involved 60 patients who were assigned in random, double-blinded fashion to treatment with either oral Hectorol(trademark) or placebo for up to two years. The study endpoints for efficacy were the observed changes in bone mineral density in the spine and femur from baseline to the end of one year or two years of treatment. Endpoints for safety were the corresponding changes in blood and urine calcium. Fifty-five patients completed one year of treatment and 41 completed two years of treatment. Vertebral bone density increased with oral Hectorol(trademark) and decreased with placebo over the two-year study, with the difference being statistically significant (p<0.05). Similar changes were observed in bone mineral density in the femur with statistically significant differences observed after 18 and 24 months of treatment (p<0.05). Overall, side effects with oral Hectorol(trademark) were clinically insignificant and well managed by appropriate adjustments in dose. Although observed changes in bone mineral density in the oral Hectorol(trademark) treatment group as compared to placebo were statistically significant, the Company and its corporate collaborators concluded that the data from the trial did not provide a sufficient basis for initiating pivotal Phase 3 trials with oral Hectorol(trademark) as a treatment of postmenopausal osteoporosis. As a result of the data, the Company and its corporate collaborators did not pursue further development of Hectorol(trademark) for postmenopausal osteoporosis. At a later date, however, a subgroup analysis of the trial performed by the Company suggested that greater improvement in bone mineral density occurred in patients with the higher baseline PTH levels. Based on that subgroup analysis and published reports that D-hormones have greater efficacy in patients with secondary hyperparathyroidism, the Company plans to initiate additional Phase 2 trials for oral Hectorol(trademark) for the treatment of osteoporosis associated with secondary hyperparathyroidism.


Hyperproliferative Diseases
---------------------------
Overview
--------
     D-hormones have an important role in controlling cellular growth and differentiation of prostate, breast, colon, and skin cells.
Although the mechanism of action is not fully understood, D-hormones help regulate the growth of cells derived from tissues which contain D-hormone receptors. The Company's preliminary studies in vitro, as well as research conducted by third parties, suggest that such cells show substantially reduced growth rates when exposed to D-hormones and D-hormone analogs. The Company is investigating the use of improved D-hormone therapies to treat certain hyperproliferative diseases involving those cells, including prostate, breast, and colon cancers, and psoriasis.


Hectorol(trademark) for Advanced Prostate Cancer
------------------------------------------------
     Prostate cancer is the most common solid tumor diagnosed in men in the United States. The American Cancer Society estimates that in the United States in 1997 approximately 209,900 men were diagnosed with prostate cancer, and 41,800 men died from prostate cancer. Although pharmacological or surgical castration temporarily controls this disease, prostate cancer eventually develops into androgen-independent disease, for which no therapy exists. Calcitriol and certain D-hormone analogs have been shown in vitro to both inhibit the growth of prostate cancer cells as well as promote permanent changes in these cells which eliminate their characteristic uncontrolled growth.

     In November 1996, the Company initiated a Phase 1 trial of oral Hectorol(trademark) in patients with androgen-independent prostate cancer. The trial is designed to determine the maximum tolerable dose of oral Hectorol(trademark) by evaluating safety endpoints such as hypercalcemia. As of August 31, 1998, a total of 25 patients have been treated with Hectorol(trademark). The drug has been generally well tolerated at escalating doses to 12.5 or 15 mcg/day. Preliminary evidence of disease stabilization has been observed in some patients. The trial is expected to conclude by the end of 1998, at which time the Company intends to launch a Phase 2 trial in the same patient population to evaluate efficacy in controlling growth of prostate cancer cells.


LR-103 for Advanced Prostate, Colon and Breast Cancers
------------------------------------------------------
    The Company is investigating the use of LR-103 for the treatment of advanced prostate, colon and breast cancers. LR-103 is a naturally produced D-hormone derived from vitamin D2, the human uses for which were discovered by the Company. In preclinical studies, the Company has determined that LR-103 is characterized by lower toxicity than calcitriol. The Company's research in vitro has demonstrated that LR-103 has potent antiproliferative effects on cells which contain D-hormone receptors, including prostate, breast and colon cancer cells.
The Company believes that LR-103 may be a promising oral therapy for hyperproliferative diseases.


Psoriasis
---------
    The Company is investigating the use of oral D-hormones and D-hormone analogs to treat psoriasis. Psoriasis is a chronic disease characterized by thickened, scaly, and reddened patches of skin. According to the National Psoriasis Foundation, psoriasis affected at least 1,500,000 people in the United States in 1996. There is currently no cure for psoriasis and current treatments are focused on clearing the associated skin lesions for a period of time.

    Microscopic examination of psoriatic lesions reveals an increase in the number of basal or dividing skin cells which possess D-hormone receptors. Published reports from controlled clinical studies conducted by third parties have shown that topically administered D-hormones and analogs which bind strongly to D-hormone receptors achieved significant improvement in psoriatic lesions. Calcitriol and two synthetic analogs of calcitriol, tacalcitol and calcipotriol, are approved as topical treatments for psoriasis in Europe. Calcipotriol has been approved as a topical treatment for psoriasis in the United States. There currently are no FDA-approved D-hormone therapies for the systemic treatment of psoriasis.

    All of the Company's potential products, other than Hectorol(trademark) for treatment of secondary hyperparathyroidism associated with ESRD, are at an early stage of development. There can be no assurance that any of the Company's potential products will demonstrate sufficient safety and efficacy to justify their further development. Even if the Company is able to demonstrate safety and efficacy and complete product development, there can be no assurance that regulatory approvals will be obtained or that any such products can be successfully manufactured and commercialized. Any products which may be developed from such efforts are not expected to be commercially available for the foreseeable future.



Manufacturing
-------------
     The Company currently has no manufacturing capabilities. To date, the Company has contracted and intends to contract with third parties for the production of bulk drug substance and for the subsequent manufacturing and packaging of finished drug products. The Company purchases bulk quantities of Hectorol(trademark) from an FDA-inspected and approved supplier of bulk drug substance. This supplier has scaled up its production of Hectorol(trademark) to a level sufficient to support commercialization of finished drug products in North America. The Company uses several FDA-inspected manufacturers to produce, formulate and package Hectorol(trademark) as finished drug products including soft-gelatin capsules suitable for oral administration and sterile aqueous solutions suitable for intravenous administration. No assurance can be provided that the Company will be able to obtain future supplies of Hectorol(trademark) on favorable terms and in quantities necessary for commercialization, if and when it receives marketing approval from the FDA. Further, no assurance can be provided that the Company will be able to obtain other compounds or continue to obtain production, formulation or packaging services on favorable terms.

     In addition, the Company's dependence on third parties for the manufacture of Hectorol(trademark) or for any other products may adversely affect the Company's profit margins and its ability to deliver products on a timely basis. The Company may encounter significant delays in obtaining supplies from third party manufacturers or experience interruptions in its supplies. The effects of such delays or interruptions would be more severe if the Company relies on a single source of supply as is presently the case for bulk Hectorol(trademark). If the Company is unable to obtain adequate supplies of any of its products, its business, financial condition and results of operations would be materially adversely affected.

     All contractors utilized by the Company have FDA-inspected facilities that operate under current Good Manufacturing Practices (GMP) set by the FDA. In the event the Company were to establish its own manufacturing facility, the Company may require additional funds and would be required to hire and train additional personnel and comply with the extensive GMP regulations applicable to such a facility.

Marketing and Distribution
--------------------------
     The initial market identified for Hectorol(trademark), for treatment of secondary hyperparathyroidism associated with ESRD, is a niche market in the United States involving a limited number of large service providers who treat the majority of patients in readily identifiable centers. According to HCFA, there were approximately 230,000 ESRD patients in the United States in 1997. Approximately 85% of ESRD patients receive hemodialysis treatments three times a week at a dialysis center with the remaining 15% receiving self-administered peritoneal dialysis treatments at home. Currently, the top five United States hemodialysis service companies provide dialysis services to over 45% of the entire hemodialysis patient population and operate over 50% of the dialysis centers in the United States. Consequently, the Company believes that the marketing and sale of Hectorol(trademark) for treatment of secondary hyperparathyroidism associated with ESRD in the United States could be accomplished with approximately 30 sales and marketing personnel.

     The Company currently has limited internal marketing and sales personnel. In April 1998, the Company hired a Vice President - Sales and Marketing. The Company intends to market Hectorol(trademark) in the United States by establishing its own sales force. The Company currently intends to seek one or more collaborative partners to develop, marketand distribute Hectorol(trademark) for secondary hyperpara-thyroidism associated with ESRD outside the United States. The Company or any such collaborative partners would be required to obtain regulatory approval in any country where sales would occur. No assurance can be given that the Company will be able to market Hectorol(trademark), if approved, on its own or find a suitable partner to develop, market and distribute Hectorol(trademark) in the United States or internationally.

     The Company intends to develop Hectorol(trademark), LR-103 and selected second-generation D-hormone compounds for other indications. The aggregate target population for these other indications greatly exceeds the ESRD patient population. The Company is evaluating marketing alternatives for the commercialization of Hectorol(trademark), LR-103 and selected second-generation D-hormone compounds in those target populations.

     To the extent the Company enters into marketing, distribution or co-promotion arrangements with third parties, any revenue the Company receives will depend on the efforts of such third parties. There can be no assurance that any third party will devote significant resources to the Company's products or market such products successfully or that any such arrangement will be on terms favorable to the Company. The Company's failure to either establish its own marketing capabilities or to enter into successful marketing arrangements with third parties would have a material adverse effect on the Company's business, financial condition and results of operations.

Research and Development
------------------------
     The Company's research and development efforts are focused on the discovery and development of novel D-hormones and analogs which possess improved safety and efficacy profiles. The Company conducts the majority of its research and development activities through its own staff and facilities. As of June 30, 1998, the Company had 20 employees engaged in research and development, four of whom have Ph.D. degrees. The Company's research and development program encompasses the early stages of product discovery and development through the receipt of FDA clearance or approval, and the expansion of new product uses and applications. The Company has assembled a team of scientists and clinical, regulatory and quality assurance personnel with a variety of complementary skills and experiences, and conducts a broad-based research program in its facilities. The Company has developed assay procedures for measuring the levels of blood-borne metabolites of D-hormones. Such assays provide support to the Company's research and development of Hectorol(trademark) and other product candidates. The Company also employs academic institutions and independent consultants to aid in research and the product development process.

     The Company anticipates incurring significant research and development expenses in the next few years as the Company initiates commercial sales, continues its efforts to develop its present technologies, begins to move other products to the clinical testing stage and identifies future products for development. The Company's aggregate research and development expenses totaled approximately $1.2 million, $2.9 million, and $3.9 million for the fiscal years ended June 30, 1996, 1997, and 1998.


Patents and Proprietary Technology
----------------------------------
     The Company's success will depend in part on its ability to develop patentable products and technologies and obtain patent protection for its products and technologies both in the United States and other countries.

     Composition of matter patents covering Hectorol(trademark) have expired and cannot be renewed or extended. The Company owns United States patents covering the use of Hectorol(trademark) for the prevention and treatment of secondary hyperparathyroidism and metabolic bone disease, including renal osteodystrophy. A corresponding patent for the use of Hectorol(trademark) for the prevention and treatment of secondary hyperparathyroidism associated with ESRD is pending before the European Patent Office and a corresponding patent for the use of Hectorol(trademark) for the prevention and treatment of metabolic bone disease has been issued by the European Patent Office. Patent applications for similar coverage are pending in other countries, including Japan. The Company also has received a United States patent for the use of Hectorol(trademark) and other proprietary D-hormone compounds for treating prostate cancer. The Company has filed international counterpart patent applications through the Patent Cooperation Treaty and has designated Europe and other geographic markets including Japan for national filing.

     The Company's issued patents and pending patent applications relating to Hectorol(trademark) are method-of-use patents. A method-of-use patent encompasses the use of a composition to treat a specified condition but does not encompass the composition itself, the method of making the composition or the compound used in the composition. A method-of-use patent provides less protection than a composition-of-matter patent if other companies market or make the compound for other uses because of the possibility of off-label use.

     The Company has a license from the Wisconsin Alumni Research Foundation (WARF) to practice several of WARF's process patents for the synthesis of Hectorol(trademark). Under this license, which extends at least through July 2, 2013, and expires upon the expiration of the last to expire of the licensed patents, WARF has agreed not to license to other parties the patents for the manufacture of Hectorol(trademark) for use or sale anywhere in the world as long as the license agreement is in
effect and, if Hectorol(trademark).   is being sold in the United States,
the Company pays the annual license fee. The Company also received a notice of allowance for the United States patent, and has its own patent applications pending before the European Patent Office and in other geographic markets, including Japan, for methods of synthesizing Hectorol(trademark).

     The Company has issued patents and has pending patent applications in other countries relating to other D-hormones. Patents and pending applications include claims to compositions, compounds, methods of synthesizing the compositions and compounds, methods of use and methods of delivery of active D-hormones and D-hormone analogs.

     There can be no assurance that any of the Company's pending patent applications will result in the issuance of patents or that competitors will not successfully challenge the Company's patents, if issued, on the basis of validity and/or enforceability or circumvent, attack or design around the Company's patent position. The failure of patents to issue on pending applications and the finding of invalidity and/or unenforceability of one of the Company's patents could result in increased competition and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The patent positions of companies in the pharmaceutical industry are highly uncertain, involve complex legal and factual questions. The patents of these companies have been and continue to be the subject of litigation. In addition, the breadth of claims allowed in such patents is unpredictable. Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for compounds, uses or processes covered by the Company's pending applications or that the Company was the first to invent the compound, use or process that is the subject of such patent applications. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to compounds, uses, or processes that block or compete with those of the Company. For example, the Company is aware of a significant number of patent applications filed by and patents issued to third parties relating to D-hormones and D-hormone analogs. There can be no assurance that any such patents or patent applications will not have a material adverse effect on the use, research, development, marketing and future role of products. Should any of the Company's competitors file patent applications in the United States that claim compounds, uses or processes also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office (PTO) in order to determine priority of invention and thus the right to a patent for the compounds, uses or processes in the United States, which could result in substantial cost to the Company even if the outcome is favorable. There can be no assurance that any patents issued to the Company or to licensors from whom the Company has licensed rights will not be challenged, invalidated, circumvented or found unenforceable, or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company.

     In addition, the Company's product candidates or technology may give rise to claims that they infringe on the proprietary rights of others. Litigation may be necessary to defend against such third party claims or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets owned or licensed by the Company, or to determine the scope and validity of proprietary rights of third parties. Although no third party has asserted that the Company is infringing such third party's proprietary rights at this time, there can be no assurance that litigation asserting such claims will not be initiated, that the Company would prevail in such litigation or that any license required under any such patents or rights would be made available on terms acceptable to the Company, if at all. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time consuming and expensive to defend or prosecute. Failure to favorably resolve such claims, either through litigation or by obtaining necessary licenses, could result in delays in product development or commercialization while the Company attempts to design around such third party patents or proprietary rights, or an inability to pursue the use, development, manufacture or sale of products.

     The Company also relies on proprietary information and trade secrets. There can be no assurance that third parties will not independently develop equivalent or substantially equivalent proprietary information or techniques, will not gain access to the Company's trade secrets or disclose such trade secrets to the public or that the Company can maintain and protect unpatented proprietary information technology. The Company requires its employees, consultants, and advisors to execute confidentiality agreements upon the commencement of an employment or a consulting relationship or with the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's proprietary information in the event of unauthorized use or disclosure of such information, that the parties to such agreements will not breach such agreements or that the Company's trade secrets will not otherwise become known or be discovered independently by its competitors.

     The United States Department of Agriculture (USDA) holds certain rights to LR-103 under pending patent applications and has granted the Company a worldwide exclusive license to make, use and sell products covered under the rights held by the USDA. The license expires on the last to expire of the licensed patents. The license may be terminated by the USDA if these products are not brought by the Company to practical application with the benefits being made available to the public in the United States by April 7, 2002, or under certain other limited circumstances.

     The Company has granted Draxis Health, Inc. (Draxis) a license to use and sell in Canada, Hectorol(trademark) for secondary hyperparathyroidism, osteoporosis and other metabolic bone diseases. The Company has also granted Draxis a license in Canada to all know-how developed by or on behalf of the Company relating to the use of Hectorol(trademark) for those indications.

Trademarks
----------
     The Company's name and logo are a tradename and trademark of the Company, respectively. The Company's Intent To Use application for the trademark Hectorol(trademark) has been allowed by the PTO. The trademark registration should be issued after the Company files and the PTO accepts the Company's Statement of Use, which the Company would expect to file following FDA regulatory approval for Hectorol(trademark), if granted.


Government Regulation
---------------------
     Regulation by governmental entities in the United States and other countries will be a significant factor in the development, production and marketing of any new drug products developed by the Company. Pharmaceutical products are subject to rigorous regulation under the Federal Food, Drug and Cosmetic Act (FDCA) by the FDA in the United States and similar health authorities in foreign countries under laws and regulations that govern, among other things, testing for safety and effectiveness, manufacturing, labeling, storage, record keeping, import, export, advertising, promotion, marketing and distribution of such products. Product development and approval within this regulatory framework is uncertain, can take a number of years and requires the expenditure of substantial resources. Any failure to obtain regulatory approval, or any delay in obtaining such approvals, could adversely affect the marketing of products under development by the Company, the Company's ability to receive product or royalty revenues, and its liquidity and capital resources.

     The premarket approval regulatory requirements that must be met before a new drug product may be marketed in the United States include:
(i) preclinical laboratory tests and preclinical laboratory animal studies; (ii) the submission to the FDA of an Investigational New Drug application ("IND") to obtain the FDA's consent to conduct proposed clinical trials; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the new drug product; (iv) the submission to the FDA of an NDA and (v) FDA review and approval of the NDA.

     Preclinical tests include laboratory evaluation of a new drug, as well as laboratory animal studies to assess its potential safety and efficacy in humans. Preclinical tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests, together with manufacturing and chemistry information regarding the new drug, must be submitted to the FDA as part of an IND, which must become effective before clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA unless the FDA indicates prior to the end of such 30-day period that the proposed protocol raises concerns that must be resolved to the satisfaction of the FDA before the trials may proceed as outlined in the IND. In such case, there can be no assurance that such resolution will be achieved in a timely fashion, if at all.
In addition, the FDA may impose a clinical hold on ongoing clinical trials, if for example, safety concerns are presented, in which case the study cannot recommence without FDA authorization under terms sanctioned by the agency.

     Clinical trials involve the administration of an investigational new drug product to healthy volunteers or to patients having the disease or condition for which the drug is intended, under the supervision of qualified principal investigators. Clinical trials are conducted in accordance with the FDA's Good Clinical Practice standards under protocols that detail the objectives of the trial, inclusion and exclusion criteria, the parameters and endpoints to be used to evaluate safety and efficacy, the control to be used (usually a placebo control), the method for random administration to test drug and control patient groups, double-blinding procedures and methods for the biostatistical analysis of the study results.

     Each protocol must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent Institutional Review Board (IRB) at the academic or medical institution at which the trial will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. The IRB may require changes in a protocol, and there can be no assurance that the submission of an IND will permit a study to be initiated or completed.

     Clinical trials generally are conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the new drug product into healthy human subjects or patients, the drug is tested to assess safety (adverse effects), absorption, metabolism, excretion, pharmacokinetics, pharmacodynamics and pharmacological actions associated with increasing doses. Phase 2 usually involves studies in a limited patient population with the disease or condition for which the drug is intended to (i) determine the efficacy of the potential product for specific, targeted indications, (ii) determine dosage tolerance and optimum dosage and (iii) further identify possible adverse reactions and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to evaluate further clinical efficacy and safety within a broader patient population having the disease or condition, generally at multiple, geographically dispersed clinical sites. There can be no assurance that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's products subject to such testing. Phase 4 clinical trials are studies conducted after FDA approval to document clinical benefit in the case of fast track accelerated approval conditions (see below), or to gain additional experience from the treatment of patients with the disease for which the drug is used.

     The results of preclinical studies and clinical trials of a new drug, if successful, must be submitted to the FDA in an NDA to seek FDA approval to market and commercialize the drug product for a specified use. FDA approval of the NDA is required before marketing may begin in the United States. The NDA must also include data relating to the new drug product's chemistry and pharmacology, and methods and quality assurance and control procedures used in the manufacture of the new drug product. The FDA reviews all NDAs submitted to assess whether they are complete for review, and may request additional information rather than accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the FDCA, the FDA has 180 days in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. Nonetheless, because of the Prescription Drug User Fee Act (see below), the FDA has adhered more closely to the 180-day statutory review time frame. The FDA may refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. However, the FDA is not bound by the recommendation of an advisory committee.

     The FDA also requires a pre-approval inspection of the plant or facility at which the new drug product will be manufactured, to determine that the applicable manufacturing methods and controls used to produce the drug product are in compliance with the agency's GMP regulations. Such regulations mandate, among other things, quality control and quality assurance procedures and the maintenance of corresponding records and other documentation. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions (typically, labeling requirements) have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the product for certain indications. As a condition of NDA approval, the FDA may require postmarketing testing (Phase 4 studies) and surveillance to monitor the drug's safety or efficacy. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. Notwithstanding the submission of any requested additional data or information in response to an approvable or not approvable letter, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or safety or other problems associated with the drug occur following initial marketing.

     Before the Company's products can be marketed outside of the United States, they are subject to regulatory approval similar to FDA requirements in the United States, although the requirements governing the conduct of clinical trials and other premarket approval requirements vary widely from country to country, and the time spent in gaining approval varies from that required for FDA approval. No action can be taken to market any drug product in a country until an appropriate application has been approved by the regulatory authorities in that country. FDA approval does not assure approval by other regulatory authorities and there can be no assurance that foreign regulatory approvals will be granted. In some countries, the sale price of a drug product must also be approved. The pricing review period often begins after market approval is granted. Even if a foreign regulatory authority approves any of the Company's products, no assurance can be given that it will approve satisfactory prices for the products.

     The Prescription Drug User Fee Act program, reauthorized by the FDA Modernization Act of 1997, requires the payment of a substantial application fee for each NDA filed for a new prescription drug (at present approximately $250,000), and annual establishment and product fees for each marketed prescription drug for which an NDA is approved. These fees are used by the FDA to hire additional personnel to review NDAs, in order to expedite agency review of such applications with the goal of meeting the 180-day statutory review deadline. The FDA files annual reports with Congress on its progress in attaining this goal for applications reviewed during the previous government fiscal year.
Review times for NDAs have been reduced substantially as a result of this program. A small business (having fewer than 500 employees), such as the Company, is granted a waiver of the application fee for the first NDA it submits to the FDA, but must pay the full application fee for all subsequent applications.

     The FDA Modernization Act of 1997 also codified the FDA's "fast track" procedures, applicable to new drugs intended for the treatment of a serious or life-threatening condition which demonstrate the potential to address unmet medical needs for such conditions. Such a new drug can be designated as a "fast track product" and reviewed and approved in an accelerated time frame, usually on the basis of Phase 1 and 2 clinical trials, which can utilize surrogate endpoints. However, there can be no assurance that any given new drug will be designated as a fast track product by the FDA. The applicant may be requested by the FDA, as a condition of fast track approval, to conduct and submit to FDA the results of one or more larger post-approval Phase 4 studies that verify the clinical benefit of the drug for its intended use in the relevant patient population. Failure to conduct a required Phase 4 study with due diligence could result in withdrawal of approval of a new drug approved under "fast track" conditions.

     Manufacturing facilities in the United States are subject to periodic inspection by the FDA and state authorities, and must comply with GMP regulations. Failure to comply with GMP or other applicable regulatory requirements (such as labeling and advertising rules and standards) may result in, among other things, withdrawal of marketing approval, warning letters, injunctions, recall or seizure of products, total or partial suspension of production, FDA refusal to approve pending new drug applications or supplements to approved applications, refusal to permit products to be imported or exported, refusal to allow the Company to enter into government supply contracts or criminal prosecution.

     The Company's research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials, and produce waste products. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. Although the Company believes that it is in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that it will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that any of the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations.

Pharmaceutical Pricing and Reimbursement
----------------------------------------
     In both domestic and foreign markets, sales of the Company's products, if any, will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations, pharmacy benefit management companies and other organizations. Both the federal and state governments in the United States and foreign governments continue to propose and pass legislation designed to contain or reduce the cost of health care, and regulations affecting the pricing of pharmaceuticals and other medical products and services may change or be adopted before any of the Company's product candidates are approved for marketing. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products including pharmaceuticals. There can be no assurance that the Company's products, if any, will be considered cost-effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize a return on its investment.

     The initial indication for Hectorol(trademark) is for secondary hyperparathyroidism associated with ESRD. The Company believes the majority of ESRD patients in the United States are covered for reimbursement of health care costs through Medicare and Medicaid, both of which are administered by HCFA. The current reimbursement policy of HCFA is to provide reimbursement for intravenously administered drugs but not orally administered drugs. As a result, intravenous D-hormones are currently favored by dialysis centers, because under a fee-for-service reimbursement arrangement, they are reimbursed by Medicare and Medicaid. The Company believes, however, that as the current trend to replace fee-for-service reimbursement plans with capitated reimbursement plans continues, dialysis centers will increasingly favor orally delivered D-hormones because of their lower cost. The Company's strategy to develop an oral formulation of Hectorol(trademark) for treatment of secondary hyperparathyroidism associated with ESRD before an intravenous formulation is based on this assumption regarding trends in health care reimbursement. There can be no assurance that the Company's assumptions are correct regarding capitated reimbursement or regarding the timing of any change to a capitated environment. In the event that fee-for-service reimbursement remains the predominant model for dialysis centers, sales of oral Hectorol(trademark), assuming regulatory approvals are received, could be materially adversely affected. The ability of the Company to obtain third-party reimbursement for use of Hectorol(trademark) would be dependent on the successful development of, receipt of regulatory approval for, and commercialization of, an intravenous formulation.

Competition
-----------
     Competition in the pharmaceutical and biotechnology industries is intense. The Company faces competition from a variety of sources and believes that several pharmaceutical or biotechnology companies are focused on the development of D-hormone therapies, particularly as they relate to treatment of secondary hyperparathyroidism and hyperproliferative diseases. The Company also competes with other large pharmaceutical companies that produce D-hormones for marketing in international marketplaces where alternative treatments have been approved by their respective regulatory bodies. Several companies also compete indirectly with the Company for the same indications utilizing different therapeutic approaches. Many of the Company's existing or potential competitors have substantially greater financial, research and development, marketing and human resources than the Company and are better equipped to develop, manufacture and market products. Other companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Several of these competitors have products that have been approved or are in development and operate large, well-funded research and development programs. The Company also faces intense competition from other companies for marketing, distribution and collaborative development agreements, for establishing relationships with academic and research institutions, and for licenses to proprietary technology. In addition, academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to those of the Company. These companies and institutions compete with the Company in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to the Company's programs.

     Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. Accordingly, the relative speed with which the Company can develop products, complete preclinical testing and clinical trials and regulatory approval processes, and supply commercial quantities of products to the market are expected to be important competitive factors. A number of pharmaceutical and biotechnology companies are developing new products for the treatment of the same diseases being targeted by the Company. Abbott Laboratories markets intravenous calcitriol (Calcijex(trademark)) and Hoffmann-LaRoche, Inc. markets oral calcitriol (Rocaltrol(trademark)). Both drugs are approved for the treatment of secondary hyperparathyroidism associated with ESRD in the United States and certain European countries. A number of companies market oral alfacalcidol in Europe under various trade names. Abbott Laboratories received marketing approval from the FDA in April 1998 for paracalcitol (Zemplar(trademark)), an intravenous formulation of an improved second generation D-hormone analog for the treatment of secondary hyperparathyroidism associated with ESRD. This product is expected to compete with Hectorol(trademark). Other companies, including Amgen, Inc., Chugai Pharma Europe Ltd. and NPS Pharmaceuticals, Inc. are also developing new therapies or have filed NDAs for the treatment of secondary hyperparathyroidism associated with ESRD for the United States or European markets. In addition, Leo Pharmaceuticals is developing and marketing improved D-hormone therapies for the treatment of certain hyperproliferative diseases and is marketing alfacalcidol in Europe for the treatment of secondary hyperparathyroidism associated with ESRD and osteoporosis associated with secondary hyperparathyroidism.

     The Company believes that its ability to compete successfully will be based on its ability to create and maintain scientifically advanced technology, develop proprietary products with improved safety and efficacy profiles over existing therapies, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market its products either alone or through third parties, and obtain adequate third party reimbursement. Many of the Company's competitors have substantially greater financial, research and development, marketing and human resources than the Company. There can be no assurance that the Company's competitors will not develop more effective and/or affordable products, or achieve earlier patent protection or product commercialization than the Company or that such competitive products will not render the Company's products obsolete.

Product Liability
-----------------
     The Company's business exposes it to potential liabilities inherent in testing, manufacturing and commercializing pharmaceuticals for human use. The Company does not have product liability insurance for clinical use or commercial sale of any of its potential products, and the Company does not intend to obtain such insurance until Hectorol(trademark) is commercialized. There can be no assurance that the Company will be able to obtain insurance coverage at acceptable costs, or at all, or that the Company will not experience losses due to product liability claims. A product liability claim, product recall or other claim or claims for uninsured liabilities or for amounts exceeding the limits of the Company's insurance could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees
---------
     As of September 23, 1998, the Company had 27 full-time employees, including 20 in research and development, three in sales and marketing, and four in administration. Four of the Company's employees have Ph.D. degrees. None of the Company's employees is represented by a union. The Company considers its employee relations to be good.


Factors Affecting Future Results
--------------------------------
Early Stage of Development
--------------------------
     The Company is at an early stage of development and currently has no revenues from product sales. The Company does not have regulatory approval from the FDA or foreign regulatory authorities to market any product. All of the Company's product candidates, other than Hectorol(trademark) for the treatment of secondary hyperparathyroidism associated with ESRD, are at an early stage of development and will require extensive research and development and preclinical and clinical testing prior to commercialization. In addition, each of the Company's product candidates are and will be subject to an extensive, time consuming and costly regulatory approval or clearance process prior to commercialization. There can be no assurance that any such product candidates will prove safe and efficacious in clinical trials or that any clinical trials will be completed on schedule, or at all. Furthermore, there can be no assurance that the Company will obtain required regulatory approvals or clearance for any of its product candidates, that the Company's product candidates will be capable of being produced in commercial quantities at reasonable cost or that any of the Company's products, if introduced, will achieve market acceptance. Any failure of the Company to demonstrate safety, achieve clinical efficacy, obtain regulatory approvals or successfully manufacture or commercialize its products would have a material adverse effect on the business, financial condition and results of operations of the Company.


Dependence on Hectorol(trademark)
---------------------------------
     The Company is dependent on its ability to obtain regulatory approval of Hectorol(trademark) for the treatment of secondary hyperparathyroidism associated with ESRD in order to generate operating revenue while it continues its research and development and regulatory approval processes for the potential uses of Hectorol(trademark) for other indications and other product candidates. Although the Company has completed its Phase 3 clinical trials for oral Hectorol(trademark) for patients with secondary hyperparathyroidism associated with ESRD and has filed an NDA with the FDA for oral Hectorol(trademark) as a treatment for secondary hyperparathyroidism associated with ESRD, there can be no assurance that the NDA will be approved, or that further clinical trials will not be needed or that any such clinical trials will lead to marketing approval by the FDA. In addition, there can be no assurance as to the outcome or timing of the FDA's review of the Company's NDA submission. In addition, there can be no assurance that Hectorol(trademark) for the treatment of secondary hyperparathyroidism, if approved by the FDA, will achieve market acceptance.

     Furthermore, there can be no assurance that the Company will be successful in its efforts to develop Hectorol(trademark) for other indications. Any additional product candidates will require significant research and development, preclinical and clinical testing, regulatory approval and commitment of resources prior to commercialization. If Hectorol(trademark) is not successfully manufactured or marketed, the Company may not have the financial resources to continue research and development of other product candidates. The failure to successfully develop, manufacture or market Hectorol(trademark) would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, technological developments may result in Hectorol(trademark) becoming obsolete or non-competitive before the Company is able to recover any portion of the research and development and other expenses it has incurred to clinically test and commercialize Hectorol(trademark). Any such development could have a material adverse effect on the business, financial condition and results of operations of the Company.


History of Operating Losses; Uncertainty of Future Profitability
----------------------------------------------------------------
     Since its inception, the Company has been engaged in research and development activities, has generated minimal revenues from operations and has incurred significant operating losses. At June 30, 1998, the Company had an accumulated deficit of approximately $10.0 million. Such losses have resulted principally from costs incurred in research and development, preclinical and clinical activities and from general and administrative costs associated with the Company's operations. The Company expects that operating losses will continue and increase for the foreseeable future as its research and development, preclinical, clinical and marketing activities expand. The Company's ability to achieve profitability will depend in part on its ability to obtain regulatory approvals for its product candidates and successfully manufacture and market any approved products either by itself or in collaboration with third parties. There can be no assurance as to when the Company will achieve profitability, or that profitability, if achieved, will be sustained.


Government Regulation; No Assurance of Regulatory Approval
----------------------------------------------------------
     The laboratory testing, preclinical testing and clinical trials of all new drugs developed by the Company, and the manufacturing, labeling, storage, sale, distribution, export or import, marketing, advertising and promotion of any new products resulting therefrom, are subject to extensive and rigorous regulation by federal, state and local governmental authorities in the United States, the principal one of which is the FDA, and by similar agencies in other countries. Any new drug product developed by the Company must receive all relevant regulatory approvals before it may be marketed in a particular country. In the United States, the FDA regulatory process, which includes extensive preclinical studies and clinical trials of each product in order to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. In addition, delays or data rejections may be encountered based upon changes in regulatory policy during the period of product development and/or the period of review of any application for regulatory approval of a new drug. Delays in obtaining regulatory approvals would adversely affect the marketing of any products developed by the Company, impose significant additional costs on the Company, diminish any competitive advantages that the Company may attain and adversely affect the Company's ability to generate revenues and profits. There can be no assurance that, even after such time and expenditures, any required regulatory approvals will be obtained for any new drug developed by the Company, and failure to obtain such approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

     FDA regulatory approval, if granted, may entail limitations on the indicated uses for which a new drug may be marketed that could limit the potential market for such a product, and new drug approval, once granted, may be withdrawn from a product for failure to comply with applicable post-approval regulatory requirements, or if safety or other problems occur after initial marketing. Manufacturers of approved new drug products must comply with detailed regulations governing, among other things, labeling, advertising and current GMP, requiring establishment of quality control and quality assurance procedures and maintenance of corresponding records. Manufacturing facilities are subject to inspection by the FDA, including unannounced inspection. There can be no assurance that the Company or its suppliers will be able to comply with applicable GMP regulations. Failure to comply with applicable regulatory requirements can result in, among other things, withdrawal of marketing approval, warning letters, injunctions, recall or seizure of products, total or partial suspension of production, FDA refusal to approve pending NDAs or supplements to approved NDAs, refusal to permit products to be imported or exported, refusal to allow the Company to enter into government supply contracts or criminal prosecution.

     The Company is also subject to numerous federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, the environment and the use and disposal of hazardous substances used in connection with the Company's discovery, research and development work, including radioactive compounds and infectious disease agents. In addition, the Company cannot predict the extent of government regulations or the impact of new governmental regulations which might have an adverse effect on the discovery, development, production and marketing of the Company's products, and there can be no assurance that the Company will not be required to incur significant costs to comply with current or future laws or regulations or that the Company will not be adversely affected by the cost of such compliance.


Uncertainty of Patent Positions and Proprietary Rights
------------------------------------------------------
     The patent positions of pharmaceutical companies are often uncertain and involve complex legal and factual questions, and the breadth of claims allowed in pharmaceutical patents cannot be predicted. In addition, there is a substantial backlog of pharmaceutical patent applications at the PTO that may delay the review and the potential issuance of patents. The Company's success will depend to a significant degree on its ability to obtain patents and licenses to patent rights, to maintain trade secrets and to operate without infringing on the proprietary rights of others, both in the United States and in other countries.

     To date, the Company has filed a number of patent applications in the United States and other countries. The Company's issued patents and pending patent applications relating to Hectorol(trademark) are methods-of-use patents which cover only the use of certain compounds to treat specified conditions, rather than composition-of-matter patents which would cover the chemical composition of the active ingredient. The Company intends to continue to file applications as appropriate for patents covering its products, uses and processes. There can be no assurance that patents will issue from any of these applications, or that competitors will not successfully challenge the Company's patents, if issued, on the basis of validity and/or enforceability or circumvent, attack or design around the Company's patent position. The failure of patents to issue on pending applications or the finding of invalidity and/or unenforceability of one of the Company's patents could result in increased competition and could have a material adverse effect on the Company's business, financial condition and results of operations.

     Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for compounds, uses or processes covered by the Company's pending applications or that the Company was first to invent or discover the compound, use or process that is the subject of such patent applications. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds, uses or processes that block or compete with those of the Company. The Company is aware of a significant number of patent applications filed by and patents issued to third parties relating to D-hormones. Should any of its competitors have filed patent applications in the United States that claim compounds, uses or processes also claimed by the Company, the Company may have to participate in interference proceedings declared by the PTO in order to determine priority of invention and, thus, the right to a patent for the compounds, uses or processes in the United States, all of which could result in substantial cost to the Company even if the outcome is favorable. In addition, litigation, which could result in substantial cost to the Company, may be necessary to enforce any patents issued to the Company or to determine the scope and validity of the proprietary rights of third parties. There can be no assurance that any patents issued to the Company or to licensors from whom the Company has licensed rights will not be challenged, invalidated, found unenforceable or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company.

     The commercial success of the Company depends significantly on its ability to operate without infringing upon the patents and other proprietary rights of third parties. There can be no assurance that the Company's compounds, uses or processes do not and will not infringe upon the patents or other proprietary rights of third parties. In the event of such infringement, the Company may be enjoined from pursuing research, development or commercialization of its products or may be required to obtain licenses to these patents or other proprietary rights or to design around such patents. There can be no assurance that the Company will be able to obtain any required license on commercially reasonable terms, if at all. If such licenses are not obtained and the Company is unable to design around such patents, the Company may be delayed or prevented from pursuing the development of certain of its product candidates which could have a material adverse effect on the business, financial condition and results of operations of the Company.

     The Company also relies on proprietary information and trade secrets. There can be no assurance that third parties will not independently develop equivalent proprietary information or techniques, will not gain access to the Company's trade secrets or disclose such trade secrets to the public, or that the Company can maintain and protect unpatented proprietary information. The Company requires its employees, consultants and advisors to execute confidentiality agreements upon commencement of employment or consulting relationships with the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's proprietary information in the event of unauthorized use or disclosure of such information, that the parties to such agreements will not breach such agreements or that the Company's trade secrets will not otherwise become known or be discovered independently by its competitors.


Uncertainty Related to Pricing and Reimbursement of Products
------------------------------------------------------------
     In both domestic and foreign markets, sales of the Company's products, if any, will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations, pharmacy benefit management companies and other organizations. Both the federal and state governments in the United States and foreign governments continue to propose and pass legislation designed to contain or reduce the cost of health care, and regulations affecting the pricing of pharmaceuticals and other medical products and services may change or be adopted before any of the Company's product candidates are approved for marketing. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products including pharmaceuticals. There can be no assurance that the Company's products, if any, will be considered cost-effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize a return on its investment.

     The initial indication for Hectorol(trademark) is for secondary hyperparathyroidism associated with ESRD. The Company believes the majority of ESRD patients in the United States are covered for reimbursement of health care costs through Medicare and Medicaid, both of which are administered by HCFA. The current reimbursement policy of HCFA is to provide reimbursement for intravenously administered drugs but not orally administered drugs. As a result, intravenous D-hormones are currently favored by dialysis centers, because under a fee-for-service reimbursement arrangement, they are reimbursed by Medicare and Medicaid. The Company believes, however, that as the current trend to replace fee-for-service reimbursement plans with capitated reimbursement plans continues, dialysis centers will increasingly favor orally delivered D-hormones because of their lower cost. The Company's strategy to develop an oral formulation of Hectorol(trademark) for treatment of secondary hyperparathyroidism associated with ESRD before an intravenous formulation is based on this assumption regarding trends in health care reimbursement. There can be no assurance that the Company's assumptions are correct regarding capitated reimbursement or regarding the timing of any change to a capitated environment. In the event that fee-for-service reimbursement remains the predominant model for dialysis centers, sales of oral Hectorol(trademark), assuming regulatory approvals are received, could be materially adversely affected. The ability of the Company to obtain third-party reimbursement for use of Hectorol(trademark) would be dependent on the successful development of, receipt of regulatory approval for, and commercialization of, an intravenous formulation.

Significant Competition; Competition From New Technologies
----------------------------------------------------------
     Competition in the pharmaceutical and biotechnology industries is intense. The Company faces competition from a variety of sources and believes that several pharmaceutical and biotechnology companies are focused on the development of D-hormone therapies, particularly as they relate to treatment of secondary hyperparathyroidism and hyperproliferative diseases. The Company also competes with other large pharmaceutical companies that produce D-hormones and analogs for marketing in international marketplaces where alternative treatments have been approved. Several companies also compete indirectly with the Company for the same indications utilizing different therapeutic approaches. Many of the Company's existing or potential competitors have substantially greater financial, research and development, marketing and human resources than the Company and are better equipped to develop, manufacture and market products. Other companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Several of these competitors have products that have been approved or are in development and operate large, well-funded research and development programs. The Company also faces intense competition from other companies for marketing, distribution and collaborative development agreements, for establishing relationships with academic and research institutions, and for licenses to proprietary technology. In addition, academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to those of the Company. These companies and institutions compete with the Company in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to the Company's programs.

     Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. Accordingly, the relative speed with which the Company can develop products, complete preclinical testing and clinical trials and regulatory approval processes, and supply commercial quantities of products to the market are expected to be important competitive factors. A number of pharmaceutical and biotechnology companies are developing new products for the treatment of the same diseases being targeted by the Company. Abbott Laboratories markets intravenous calcitriol (Calcijex(trademark)) and Hoffmann-LaRoche, Inc. markets oral calcitriol (Rocaltrol(trademark)). Both drugs are approved for the treatment of secondary hyperparathyroidism associated with ESRD in the United States and certain European countries. A number of companies market oral alfacalcidol, a synthetic analog of calcitriol, in Europe under various trade names. Abbott Laboratories received marketing approval from the FDA in April 1998 for paracalcitol (Zemplar(trademark)), an intravenous formulation of an improved second generation D-hormone analog for the treatment of secondary hyperparathyroidism associated with ESRD. This product is expected to compete with Hectorol(trademark). Other companies, including Amgen, Inc., Chugai Pharma Europe Ltd. and NPS Pharmaceuticals, Inc. are also developing new therapies for the treatment of secondary hyperparathyroidism associated with ESRD for the United States or European markets. In addition, Leo Pharmaceuticals is developing and marketing improved D-hormone therapies for the treatment of certain hyperproliferative diseases and is marketing alfacalcidol in Europe for the treatment of secondary hyperparathyroidism associated with ESRD and osteoporosis associated with secondary hyperparathyroidism.

     There can be no assurance that the Company's competitors will not develop more effective and/or affordable products, or achieve earlier patent protection or product commercialization than the Company or that such competitive products will not render the Company's products obsolete.


Dependence on Licensed Patents; Potential Need for Additional Partners
----------------------------------------------------------------------
or Collaborators
----------------
     The Company has licensed rights under several process patents for the manufacture of Hectorol(trademark) from WARF. WARF has agreed not to license to other parties the patents for the manufacture of Hectorol(trademark) for use or sale anywhere in the world as long as the license agreement is in effect, and, if Hectorol(trademark) is being sold in the United States, the Company pays the annual royalties. The USDA holds certain rights to LR-103 under pending patent applications and has granted the Company a worldwide exclusive license to make, use and sell products covered under the rights held by the USDA. The license expires on the last to expire of the licensed patents. The license may be terminated by the USDA if these products are not brought by the Company to practical application with the benefits being made available to the public in the United States by April 7, 2002 or under certain other limited circumstances. The Company's strategy for the further research, development and commercialization of its product candidates and technologies may require the Company to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, and the Company may therefore be dependent upon the subsequent success of these third parties in performing their responsibilities. There can be no assurance that the Company will be able to enter into collaborative, licensing or other arrangements that the Company deems necessary or appropriate to develop and commercialize its product candidates, or that any or all of the contemplated benefits from such collaborative, licensing or other arrangements will be realized. Certain collaborative, licensing or other arrangements that the Company may enter into in the future may place responsibility on the Company's collaborative partners for preclinical and clinical activities and for the preparation and submission of applications for regulatory approval for potential products. Should any collaborative partner fail to develop or commercialize successfully any product candidate to which it has rights, the business, financial condition and results of operations of the Company may be materially adversely affected. There can be no assurance that collaborators will not pursue alternative product candidates either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases sought to be addressed by the Company's programs.


Future Capital Needs and Uncertainty of Additional Financing
------------------------------------------------------------
     The Company will require substantial funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs. The Company's capital requirements will depend on numerous factors, including the progress of its research and development programs; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing licensing relationships and the terms of any new collaborative, licensing, co-promotion or distribution arrangements that the Company may establish; the progress of commercialization and marketing activities; the cost of manufacturing preclinical and clinical products; and other factors not within the Company's control. The Company believes that available cash and cash equivalents should be sufficient to fund its operations through at least the end of the current fiscal year.

     The Company will need to raise substantial additional capital to fund its future operations. The Company may seek such additional funding through public or private financing or collaborative, licensing and other arrangements with partners. If additional funds are raised by issuing equity securities, further dilution to existing shareholders may result, and future investors may be granted rights superior to those of existing shareholders. There can be no assurance however, that additional financing will be available when needed or on acceptable terms. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to delay, scale back or eliminate certain of its research and development programs or to license to third parties rights to commercialize products that the Company would otherwise seek to develop itself.


No Manufacturing Capabilities; Dependence on Suppliers
------------------------------------------------------
     The Company presently does not have the internal capability to manufacture pharmaceutical products, and the Company currently uses third parties to manufacture bulk drug compounds and formulate and package Hectorol(trademark). The Company's dependence upon third parties for the manufacture of its product candidates may adversely affect the Company's profit margins and its ability to develop and commercialize its product candidates on a timely and competitive basis. If the Company should encounter delays or difficulties with contract manufacturers in producing, packaging or distributing its products, market introduction and subsequent sales of such products would be adversely affected and the Company may have to seek alternative sources of supply. No assurance can be made that the Company will be able to enter into alternative supply arrangements on commercially acceptable terms, if at all. No assurance can be made that any manufacturers utilized by the Company will be able to provide the Company with sufficient quantities of its products or that any products supplied to the Company will meet the Company's specifications or delivery and other requirements. If for any reason the Company is unable to obtain sufficient quantities of any materials required to produce its products or the Company is unable to obtain or retain third-party manufacturers on commercially acceptable terms, it may not be able to commercialize its products as planned.

     Contract manufacturers that the Company may use must adhere to GMP regulations enforced by the FDA through its facilities inspection program. FDA certification of manufacturing facilities for compliance with GMP requirements is a prerequisite to approval of an NDA for the drug. These regulations require, among other things, that each manufacturer establish a quality assurance program by which it monitors the manufacturing process and maintains records evidencing compliance with FDA regulations and the manufacturer's specifications and procedures. Failure to comply with these requirements can result in, among other consequences, warning letters, withdrawal of marketing approvals, injunctions, recalls or seizures of products, total or partial suspension of production, FDA refusal to approve pending NDAs or supplements to approved NDAs, refusal to permit products to be imported or exported, refusal to allow the Company to enter into government supply contracts or criminal prosecution. The processes used by the Company's suppliers of bulk drug substance and products have been validated as being in compliance with GMP regulations.

     While the Company does not currently intend to manufacture any pharmaceutical products itself, it may choose to do so in the future. Should the Company decide to manufacture products itself, the Company would require substantial additional resources to build and scale-up manufacturing facilities. In addition, the Company would be subject to the regulatory requirements described above, would be subject to similar risks regarding delays or difficulties encountered in manufacturing any such pharmaceutical products and would require substantial additional capital. There can be no assurance that the Company will be able to manufacture any such products successfully or in a cost-effective manner.


Limited Sales and Marketing Experience
--------------------------------------
     The Company currently has limited internal marketing and sales personnel. In order to market Hectorol(trademark) or any other products that it may develop, the Company will have to substantially increase its marketing staff and establish a sales force with technical expertise and develop distribution capability. Significant expenditures would be required in order for the Company to establish sales, marketing and distribution capabilities. Alternatively, the Company may rely on the marketing or co-marketing and sales capabilities of third party collaborators. To the extent the Company enters into marketing or distribution arrangements with others, any revenues the Company receives will depend on the efforts of third parties. There can be no assurance that any third party will devote sufficient resources to the Company's products or market the Company's products successfully. There can be no assurance that the Company will be able to establish internal sales and distribution capabilities or that it will be able to enter into marketing arrangements with third parties on acceptable terms, or at all, or that it will be successful in gaining market acceptance for any products that may be developed by the Company. The Company's failure to establish successful marketing and sales capabilities or enter into successful marketing arrangements with third parties would have a material adverse effect on the Company's business, financial condition and results of operations.


No Assurance of Market Acceptance
---------------------------------
     There can be no assurance that Hectorol(trademark), or any other product developed by the Company, will achieve market acceptance, when and if approved by the FDA or any other regulatory agency. The degree of market acceptance will depend upon a number of factors, including the receipt and timing of regulatory approvals and the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Company's products and their advantages over existing technologies and therapies. There can be no assurance that the Company will be able to manufacture and market successfully its products even if they perform successfully in clinical applications. Furthermore, there can be no assurance that physicians or the medical community in general will accept and utilize any products that may be developed by the Company.


Product Liability
-----------------
     The Company's business exposes it to potential liabilities inherent in testing, manufacturing and commercializing pharmaceuticals for human use. The Company does not have product liability insurance for clinical use or commercial sale of any of its potential products, and the Company does not intend to obtain such insurance until Hectorol(trademark) is commercialized. There can be no assurance that the Company will be able to obtain insurance coverage at acceptable costs, or at all, or that the Company will not experience losses due to product liability claims. A product liability claim, product recall or other claim or claims for uninsured liabilities or for amounts exceeding the limits of the Company's insurance could have a material adverse effect on the Company's business, financial condition and results of operations.


Dependence on and Attraction and Retention of Key Personnel
-----------------------------------------------------------
     The Company is highly dependent upon its ability to attract and retain qualified scientific, technical and managerial personnel. The success of the Company will depend in large part on the continued services of its current President and Chief Executive Officer, Dr. Charles W. Bishop. The loss or interruption of his services could have a material adverse effect on the business, financial condition and results of operations of the Company. There is intense competition for qualified scientists, technicians and managerial personnel from numerous pharmaceutical companies, as well as from academic and government organizations, research institutions and other entities. There can be no assurance that the Company will be able to attract and retain such personnel on acceptable terms. Loss of the services of, or the failure to recruit, key scientific, technical and managerial personnel could have a material adverse effect on the Company's research and development programs. Furthermore, the Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as marketing, will require the addition of new personnel. The failure to attract and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.


Shares Eligible for Future Sale
-------------------------------
     At June 30, 1998, the Company had a total of 10,134,956 shares of common stock outstanding. Of these shares, 10,119,956 shares of common stock are freely tradeable without restriction or registration under the Securities Act by persons other than "affiliates" of the Company, as defined under the Securities Act.

     As of June 30, 1998, options to purchase a total of 527,778 shares of Common Stock pursuant to the Company's stock option plans were outstanding at a weighted average exercise price of $3.84 per share, of which options to purchase 130,266 shares of Common Stock were then exercisable. An additional 497,150 shares of Common Stock were reserved for future option grants under the 1996 Plan. The Company has an effective registration statement on Form S-8 under the Securities Act registering shares of Common Stock subject to stock options granted under its stock option plans. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales could occur, could adversely affect the trading price of the Common Stock and could impair the Company's future ability to raise capital through an offering of Common Stock or other equity securities.


Special Note Regarding Forward-Looking Statements
-------------------------------------------------
     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's early stage of development, the Company dependence on its ability to obtain regulatory approval of Hectorol(trademark), the uncertainty of the Company's future profitability, the uncertainty of regulatory approvals of any drugs developed by the Company, the uncertainty of the Company's patent positions and proprietary rights, the uncertainty related to pricing and reimbursement of the Company's products, the intense competition in the pharmaceutical and biotechnology industries, the Company's potential need to additional partners or collaborators, the Company's future capital needs and uncertainty of additional financing, and the Company's lack of manufacturing capabilities and limited sales and marketing experience. Certain of these factors are discussed in more detail under "Factors Affecting Future Results". Readers should also carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 2.  PROPERTIES
         ----------
     The Company leases approximately 10,000 square feet of office and laboratory space in Madison, Wisconsin. The lease expires on November 30, 2000.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company may be a defendant from time to time in actions arising out of its ordinary business operations. There are no legal proceedings known to the Company involving the Company as defendant.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -----------------------------------------------------

     None.


                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         --------------------------------------------------------
                MATTERS
                -------

     The common stock has been quoted on The Nasdaq Stock Market since May 9, 1996, under the symbol "BCII", and since December 27, 1997, the common stock has been quoted on the Nasdaq National Market of the Nasdaq Stock Market. The following table sets forth high and low sales prices as reported on The Nasdaq Stock Market for fiscal years 1997 and 1998 as indicated.


                First           Second       Third           Fourth
1997            Quarter         Quarter      Quarter         Quarter
----            --------       ---------     --------        --------

High          $  3.75          $  4.00       $  6.63         $ 7.00
Low           $  3.00          $  3.00       $  3.63         $ 5.75

1998
----

High          $ 11.50          $12.62        $10.88           $11.12
Low           $  6.50          $ 9.75        $ 7.25           $ 8.75


     As of September 23, 1998, Bone Care's common stock was held by approximately 2,500 stockholders of record or through nominee or street name accounts with brokers.

     The Company has not paid any cash dividends on its shares of common stock since its spin-off from Lunar Corporation (Lunar) on May 8, 1996, and does not expect to pay any cash dividends in the foreseeable future. Any payment of dividends would depend upon the Company's pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.

     In connection with a directed public offering of 1,326,000 shares of common stock (the "Offering") in 1998, the Company filed a Registration Statement on Form S-1, SEC File No. 333-43923 ("Registration Statement"), which was declared effective by the Commission on July 22, 1998. The Offering commenced on July 22, 1998, and all securities were sold in the Offering. The Company sold all shares directly to investors and incurred no underwriting costs in the transaction.

     Pursuant to the Registration Statement, the Company sold 1,326,000 shares of common stock in the Offering at a price of $8.00 per share for an aggregate offering price of $10,608,000. Certain directors of the Company purchased 276,000 shares of the Offering.

     The Company incurred offering expenses of approximately $350,000. All of such expenses were direct or indirect payments to others. The net proceeds from the Offering to the Company after total expenses was approximately $10,258,000.

     The Company has not used any of the net proceeds from the Offering. All net proceeds have been invested in short-term, investment grade, interest-bearing financial instruments. The use of proceeds from the Offering does not represent a material change in the use of proceeds described in the prospectus which is part of the Registration Statement.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
        -------------------------------------

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The consolidated statements of operations data set forth below for each of the years ended June 30, 1998, 1997, and 1996 and the consolidated balance sheet data as of June 30, 1998 and 1997 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report and should be read in conjunction with those Consolidated Financial Statements and Notes. The consolidated statements of operations data for the years ended June 30, 1995 and 1994 and the consolidated balance sheet data as of June 30, 1996, 1995, and 1994 are derived from audited Consolidated Financial Statements of the Company not included herein.

                                  Year Ended June 30,
                                  -------------------
                                  1998   1997  1996  1995    1994
                                  ----   ----  ----  ----    ----
                           (in thousands, except per share data)
Consolidated Statements
-----------------------
 of Operations Data:
 ------------------
Revenues..................... $    -  $   39   $   19  $  15  $  -
Operating expenses:
 Cost of sales ..............      -      38       12     -      -
 Research and development....   3,932  2,885    1,158    535    329
 General and administrative..     898    439      197    172    165
   Total operating expenses..   4,830  3,362    1,367    707    494
Income(loss)from operations..  (4,830) (3,323) (1,348) (692)   (494)
Other income (expense), net..     340    529       90    (7)      9
                               ---------------------------------------
Net loss.....................$(4,490)$(2,794) $(1,258)$ (699) $ (485)
                               =======================================
Net loss per common share(1)  $(0.51) $(0.32) $(0.26) $ (0.41)$(0.29)
                               =======================================
Weighted average common
shares outstanding(1)........  8,747   8,713   4,894    1,698  1,698
                               =======================================


                                                June 30,
                                                --------
                               1998     1997     1996    1995   1994
                               ----     ----     ----    ----   ----
                                           (in thousands)
Consolidated Balance Sheet Data:
--------------------------------
Cash and cash equivalents....   $3,484  $8,532 $11,061 $  23 $  200
Working capital..............    3,073   8,103  11,004  (427)   198
Total assets.................    5,813   9,900  12,261 1,029  1,280
Total long-term liabilities..       -       -      -      -      -
Accumulated deficit..........   (10,020)(5,530) (2,736)(1,478) (779)
Total shareholders' equity...     5,122  9,420  12,182    559  1,258

(1) See Note 1 to Notes to Consolidated Financial Statements for an explanation of the computation of net loss per common share.




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     -------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Overview

     The Company is a leader in the discovery and development of improved D-hormone therapies. D-hormones have a key role in secondary hyperparathyroidism leading to metabolic bone diseases in several patient populations, including ESRD, pre-dialysis and osteoporosis patients. D-hormones also have a role in certain hyperproliferative diseases, including prostate, breast and colon cancers, and psoriasis. Through the Company's collaborations with leading D-hormone research institutions, as well as the Company's internal research and development efforts, the Company has developed substantial expertise in the area of D-hormone chemistry. The Company has leveraged that expertise to develop a portfolio of D-hormones and analogs which the Company believes possess improved safety and efficacy profiles compared to existing D-hormone therapies.

     The Company was formed in 1984 as a wholly-owned subsidiary of Lunar. In October 1995, Lunar exchanged all of its assets related to D-hormone research and product candidates and its ownership in Continental Assays Corporation (a subsidiary having expertise in analytical chemistry related to D-hormones) for additional shares of common stock. In April 1996, the Board of Directors of Lunar declared a dividend of one share of common stock for every two shares of Lunar common stock, thereby distributing all of the common stock of the Company then held by Lunar to the shareholders of Lunar. In May 1996, the Company became a separate, publicly held corporation upon the distribution of the dividend (the "Distribution").

     Since its inception, the Company has been engaged in research and development activities, has generated minimal revenues from operations and has incurred significant operating losses. At June 30, 1998, the Company had an accumulated deficit of approximately $10.0 million. Such losses have resulted principally from costs incurred in research and development, preclinical and clinical activities and from general and administrative costs associated with the Company's operations. The Company expects that operating losses will continue and increase for the foreseeable future as its research and development, preclinical, clinical and marketing activities expand. The Company's results may vary significantly from period to period depending on several factors, such as the timing of certain expenses and the progress of the Company's research and development efforts.

     The Company is at an early stage of development and currently has no revenues from product sales. The Company does not have regulatory approval from the FDA or foreign regulatory authorities to market any product. All of the Company's product candidates, other than Hectorol(trademark) for the treatment of secondary hyperparathyroidism associated with ESRD, are at an early stage of development and will require extensive research and development and preclinical and clinical testing prior to commercialization. The Company's ability to achieve profitability will depend in part on its ability to obtain regulatory approvals for its product candidates and successfully manufacture and market any approved products either by itself or in collaboration with third parties. There can be no assurance as to when the Company will achieve profitability, or that profitability, if achieved, will be sustained.



Results of Operations
----------------------
   Fiscal Years Ended June 30, 1998 and June 30, 1997
   --------------------------------------------------
     Research and development expenses increased to $3,932,008 in fiscal 1998 from $2,885,127 in fiscal 1997. The increase is primarily due to higher expenditures related to the anticipated commercialization of Hectorol(trademark) for treating secondary hyperparathyroidism associated with ESRD. General and administrative expenses increased by $459,443 to $898,274 in fiscal 1998 from $438,831 in fiscal 1997. Such increase was incurred to support expanded research and development activities and commercialization efforts associated with Hectorol(trademark). Interest income decreased to $340,349 in fiscal 1998 from $528,492 in fiscal 1997. This decrease is due to lower invested cash balances.

     The reported net loss for the years ended June 30, 1998 and 1997 was $4,489,933 and $2,794,345, respectively. The increase in net losses is primarily attributable to increased expenses associated with expanded research and development activities.

   Fiscal Years Ended June 30, 1997 and June 30, 1996
   --------------------------------------------------
     The Company's research and development expenses totaled $2,885,127 in fiscal 1997 compared to $1,157,914 in fiscal 1996. The increase is due primarily to higher expenditures on Hectorol(trademark) clinical trials for secondary hyperparathyroidism associated with ESRD. This increase is also due in part to the Company assuming research and development expenses for D-hormone analogs contributed by Lunar in October 1995. General and administrative expenses increased $242,461 to $438,831 in fiscal 1997 from $196,370 in fiscal 1996. The increase was incurred to support expanded research and development activities. Interest income increased by $425,182 to $528,492 in fiscal 1997 compared to $103,310 in fiscal year 1996. The increase is primarily the result of interest earned on capital contributions made in fiscal 1996 by Lunar and Draxis Health Care, Inc., ("Draxis") the Company's shareholders at the time of the contributions. No interest expense was incurred in fiscal 1997 compared to $13,495 in fiscal 1996 due to the cancellation of loans from Lunar to the Company during fiscal 1996. The Company reported a net loss of $2,794,345 in fiscal 1997 compared to a net loss of $1,257,767 in fiscal 1996. The increase in the net loss is attributable to increased expenses associated with expanded research and development activities offset by increased interest income.


Liquidity and Capital Resources
-------------------------------
     The Company has historically financed its operations through a combination of capital contributions and collaborative licensing and research agreements. In fiscal 1996 the Company received capital contributions of $10,000,000 and $60,000 from Lunar and Draxis, respectively. Additionally, Lunar reimbursed an advance from the Company in the amount of $634,683 related to general advances and $725,000 for tax benefits prior to the Distribution. Since inception through 1993 the Company received $4,700,000 for various licensing and research agreements relating to Hectorol(trademark). All of those third party collaborative research and licensing agreements, other than the licensing agreement with Draxis, have ended.

     Net cash used in operating activities increased to $4,553,031 for fiscal 1998 from $2,191,262 in fiscal 1997. The increases were due primarily to increased research and development activities, including clinical trials of Hectorol(trademark), preclinical development of other D-hormones and activities related to the anticipated commercialization of Hectorol(trademark). Cash and cash equivalents were $3,484,374 and $8,531,714 at June 30, 1998 and 1997, respectively. Cash and cash equivalents are currently invested primarily in a government securities money market fund and short-term municipal debt obligations.

     In July 1998, the Company completed a directed public offering of 1,326,000 shares of common stock at a price of $8.00 per share. The Company received proceeds of approximately $10.3 million from the sale, net of offering expenses.

     The Company will require substantial funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs. The Company's capital requirements will depend on numerous factors, including the progress of its research and development programs; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing licensing relationships and the terms of any new collaborative, licensing, co-promotion or distribution arrangements that the Company may establish; the progress of commercialization and marketing activities; the cost of manufacturing preclinical and clinical products; and other factors not within the Company's control. The Company believes that the current level of cash and cash equivalents inclusive of the net proceeds of the common stock offering completed in July 1998, should be sufficient to fund its operations through at least the end of the current fiscal year.

     At June 30, 1998, the Company had state tax net operating loss carryforwards of approximately $9,354,000 and state research and development tax credit carryforwards of approximately $118,000, which will begin expiring in 2009 and federal net operating loss carryforwards of approximately $6,908,000 and research and development tax credit carryforwards of approximately $452,000, which will begin expiring in 2012. During the period from June 30, 1990 to May 8, 1996, Lunar realized certain federal income tax savings that were attributable to losses incurred by the Company. As part of a tax disaffiliation agreement, Lunar paid the Company $725,000 for the benefit of these tax savings.


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

     It is possible that third parties such as suppliers or contract research institutions, may have noncompliant computer systems or programs which may not interface properly with the Company's computer systems or which may otherwise result in a disruption of the Company's operations.

     The Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance program will not have a material effect on its financial position or results of operations. Although the Company believes that it will be able to achieve year 2000 compliance through its efforts, there can be no assurance that these efforts will be successful. The Company could be adversely affected if it or third parties fail to successfully achieve year 2000 compliance. In particular, a disruption to the Company's commercialization efforts for Hectorol(trademark) could have a material effect on the Company's financial position or results of operations.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          -----------------------------------------------------------

     In January 1997, the SEC released amended Rule 4-08 of Regulations S-X (General Notes to the Financial Statements), as part of Release No. 33-7386, requiring additional disclosure with respect to accounting policies followed in connection with the accounting for derivative financial instruments and derivative commodity instruments. This disclosure is required for all periods ending after June 15, 1997, unless a registrant's most recent Form 10-K is in compliance. The Release also added Item 305 to Regulation S-K to require quantitative and qualitative disclosures outside the financial statements about market risk inherent in derivative and other financial instruments. The requirements of Item 305 become effective for non-bank registrants with market capitalization in excess of $2.5 billion at January 28, 1997, for filings that include annual financial statements for periods ending after June 15, 1997. For registrants with market capitalization under $2.5 billion, the requirements of Item 305 become effective for filings that include annual financial statements for periods ending after June 15, 1998. The Company believes that presently it does not have a substantive disclosure with respect to quantitative and qualitative disclosures about market risk. As the Company's operations expand, the Company will consider such disclosures.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         --------------------------------------------

                     CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                 BONE  CARE  INTERNATIONAL,  INC. AND  SUBSIDIARY


        Years ended June 30,              1998           1997            1996
                                          ----           ----           ----
REVENUES                        $           -        $ 39,425       $ 18,620

OPERATING EXPENSES
  Cost of sales                             -          38,304         11,918

  Research and development             3,932,008    2,885,127      1,157,914
  General and administrative             898,274      438,831        196,370
-------------------------------------------------------------------------------
                                       4,830,282    3,362,262      1,366,202

-------------------------------------------------------------------------------

LOSS  FROM  OPERATIONS                (4,830,282)  (3,322,837)    (1,347,582)

OTHER  INCOME  (EXPENSE)
  Interest income                        340,349      528,492        103,310
  Interest expense                          -            -           (13,495)
-------------------------------------------------------------------------------
                                         340,349      528,492         89,815
-------------------------------------------------------------------------------

NET  LOSS                           $ (4,489,933) $(2,794,345)   $(1,257,767)
===============================================================================


NET  LOSS  PER  COMMON
  SHARE - BASIC                     $    (0.51)   $     (0.32)   $     (0.26)

===============================================================================
See accompanying notes to consolidated financial statements.



                          CONSOLIDATED  BALANCE  SHEETS
                BONE  CARE  INTERNATIONAL,  INC. AND  SUBSIDIARY
                                      ASSETS


June 30,                                               1998        1997
                                                       -----        ----

CURRENT ASSETS
  Cash and cash equivalents                      $  3,484,374  $ 8,531,714
  Inventory                                           229,500       52,565
  Prepaid expenses                                     50,162         -
-------------------------------------------------------------------------------

TOTAL  CURRENT ASSETS                               3,764,036    8,584,279

PROPERTY,  PLANT AND  EQUIPMENT   AT  COST
  Leasehold improvements                               72,105       21,092
  Furniture and fixtures                               57,122       24,625
  Machinery and other equipment                       490,915      263,970
-------------------------------------------------------------------------------
                                                      620,142      309,687

  Less accumulated depreciation                       310,054      226,737
-------------------------------------------------------------------------------
                                                      310,088       82,950

  Patent fees, net of accumulated amortization
   of $491,462 at June 30, 1998 and $359,462 at
   June 30, 1997                                      738,808      516,270

  Excess of cost over fair value of net assets
   acquired,net of accumulated amortization of
   $732,408 at June 30, 1998 and $642,960 at
   June 30, 1997                                      627,509      716,957

  Other non-current assets                            372,835         -
-------------------------------------------------------------------------------
                                                  $ 5,813,276  $ 9,900,456
===============================================================================
See accompanying notes to consolidated financial statements.




                      CONSOLIDATED  BALANCE  SHEETS (cont.)
                BONE  CARE  INTERNATIONAL,  INC.  AND  SUBSIDIARY
                      LIABILITIES AND  SHAREHOLDERS'  EQUITY


June 30,                                              1998        1997
                                                      ----        -----
CURRENT  LIABILITIES
  Accounts payable                                 $ 59,585     $ 141,445
  Accrued liabilities:
    Accrued clinical study and research costs       481,005       291,165
    Compensation payable                            150,705        15,447
    Property, payroll and other taxes                  -            8,388
    Other                                              -           24,500

-------------------------------------------------------------------------------

TOTAL  CURRENT  LIABILITIES                         691,295      480,945

SHAREHOLDERS'  EQUITY
  Preferred stock
    authorized 2,000,000 shares of $.001
    par value; none issued                             -            -
  Common stock
    authorized 28,000,000 shares of no par
    value; issued and outstanding, 8,808,956
    and 8,722,382 shares at June 30, 1998
    and 1997                                     11,393,883   11,393,883
  Additional paid-in capital                      3,748,328    3,555,925
  Accumulated deficit                           (10,020,230)  (5,530,297)
-------------------------------------------------------------------------------
                                                  5,121,981    9,419,511
-------------------------------------------------------------------------------

                                               $  5,813,276  $ 9,900,456
===============================================================================
See accompanying notes to consolidated financial statements.




               CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                BONE  CARE  INTERNATIONAL,  INC.  AND  SUBSIDIARY


Years ended June 30, 1998,
1997, and 1996                 Number            Additional
                                of       Common    paid-in Accumulated
                              shares      stock    capital   deficit   Total
                             -------     ------   --------- ---------- -----
BALANCE AT JUNE 30, 1995
                           1,697,884 $583,333 $1,453,984 $(1,478,185) $559,132
Conversion of Lunar
  Corporation advances
  to common stock            214,802   634,683      -          -       634,683

Contribution of Lunar
  Corporation Vitamin D
  assets and all
  outstanding shares of
  Continental Assays
  Corporation for
  common stock             3,397,348   175,867       -         -       175,867

Capital contributions
  by Lunar
  Corporation              3,397,348 10,000,000  1,285,291     -    11,285,291

Capital contribution
  by Draxis Health Inc.         -          -        60,000     -        60,000

Payment from Lunar
  Corporation for tax
  benefit                       -          -       725,000     -       725,000

  Net loss for the year
    ended June 30, 1996         -          -          -  (1,257,767)(1,257,767)

-------------------------------------------------------------------------------

BALANCE  AT  JUNE 30, 1996
                           8,707,382 11,393,883 3,524,275 (2,735,952)12,182,206

Issuance of shares
  under stock option
  plan                        15,000      -        31,650       -        31,650

  Net loss for the year
    ended June 30, 1997         -         -          -   (2,794,345)(2,794,345)

-------------------------------------------------------------------------------
BALANCE AT  JUNE 30, 1997
                           8,722,382 11,393,883 3,555,925 (5,530,297) 9,419,511

Issuance of shares under stock
  option plan                86,424       -      192,403        -      192,403

Issuance of stock awards        150       -         -           -         -


  Net loss for the year ended
    June 30, 1998              -          -         -    (4,489,933)(4,489,933)
-------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998
                       8,808,956 $11,393,883 $3,748,328 $(10,020,230)$5,121,981

-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.




                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                BONE  CARE  INTERNATIONAL,  INC.  AND  SUBSIDIARY

Years ended June 30,                    1998         1997        1996
                                        ----         ----        ----
CASH  FLOWS
  FROM  OPERATING ACTIVITIES

  Net loss                        $(4,489,933) $(2,794,345) $(1,257,767)

ADJUSTMENTS  TO  RECONCILE
  NET  LOSS  TO  NET  CASH
  USED  IN  OPERATING ACTIVITIES

  Depreciation and amortization        309,781      231,508      182,378
  Gain on disposal of fixed assets      16,703         -            -
  Changes in assets and liabilities:
  Inventories                         (176,935)    (52,565)         -
  Other current assets                 (50,162)      22,314       30,473
  Account payable                      (81,860)      68,209      (70,909)
  Accrued liabilities                  292,210      333,617        4,289
  Other                               (372,835)        -            -


-------------------------------------------------------------------------------
NET  CASH  USED
  IN  OPERATING ACTIVITIES          (4,553,031)   (2,191,262)  (1,111,536)

-------------------------------------------------------------------------------

CASH  FLOWS
  FROM  INVESTING ACTIVITIES

  Additions to property, plant
    and equipment                    (332,174)      ($52,226)     (30,081)
  Patent fees                        (354,538)      (317,291)     (87,597)
  Continental Assays
    cash contribution                    -              -           6,832

-------------------------------------------------------------------------------

NET  CASH  USED
  IN  INVESTING ACTIVITIES            (686,712)     (369,517)    (110,846)

-------------------------------------------------------------------------------

CASH  FLOWS
  FROM  FINANCING ACTIVITIES

  Proceeds from
    Lunar Corporation advances            -              -         190,339
  Proceeds from Lunar Corporation
    capital contributions                 -              -       12,010,291
  Proceeds from Draxis Health, Inc.
    capital contribution                  -              -           60,000
  Proceeds from exercise of
    stock options                      192,403        31,650           -

-------------------------------------------------------------------------------

NET  CASH
  PROVIDED  BY  FINANCING ACTIVITIES   192,403        31,650      12,260,630


  Net increase (decrease)
    in cash and cash equivalents   (5,047,340)    (2,529,129)     11,038,248
  Cash and cash equivalents
    at beginning of year            8,531,714     11,060,843          22,595

-------------------------------------------------------------------------------
CASH AND  CASH  EQUIVALENTS
  AT  END  OF  YEAR               $ 3,484,374    $ 8,531,714     $ 11,060,843

===============================================================================
See accompanying notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BONE  CARE  INTERNATIONAL,  INC.  AND SUBSIDIARY

(1) SUMMARY OF ACCOUNTING POLICIES

    Principles of Consolidation
    ---------------------------

    The consolidated financial statements include the accounts of Bone Care International, Inc. and its wholly owned subsidiary, Continental Assays Corporation, through June 11, 1998, the date of its dissolution (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

    Description of Business
    -----------------------

    Bone Care International, Inc. is engaged in the discovery and development of improved D-hormone therapies. In March 1998, the Company filed a New Drug Application with the U.S. Food and Drug Administration for an oral formulation of Hectorol(trademark), its lead product candidate. Hectorol(trademark) is a synthetic D-hormone analog for the treatment of secondary hyperparathyroidism associated with end stage renal disease. The Company also performs blood assays to determine the variety and level of D-hormone metabolites in blood for both internal research and on behalf of third parties.

     The Company was a subsidiary of Lunar Corporation (Lunar) until May 8, 1996. The Board of Directors of Lunar declared a dividend, payable to holders of record of Lunar common stock of one share of the Company's common stock for every two shares of Lunar common stock held of record on April 24, 1996. The distribution occurred on May 8, 1996, at which time Lunar and the Company became separate, publicly traded companies.

     Revenue Recognition
     -------------------
     Revenues from assay services are recognized as services are performed.


     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Inventory
     ---------
     Inventory is stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventory consists of raw materials.

     Depreciation and amortization
     -----------------------------
     Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. A combination of straight-line and accelerated methods of depreciation are used for financial statement and income tax reporting purposes.

      The cost of property and equipment are depreciated over the following estimated useful lives:

      Asset classification                         Estimated useful life
      --------------------                         ---------------------
      Machinery, furniture, and fixtures               5 - 7     years
      Leasehold improvements                          2.9 - 31.5 years


      Intangible assets
      -----------------
      The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over a 15-year period. Legal costs incurred to register patents are amortized over a period of up to 10 years. The Company continuously reviews intangibles to assess recoverability from future operations using undiscounted cash flows. Impairment would be recognized in operating results if a permanent diminution in value occurred. Impairment would be measured using fair value.

       Research and Development Costs
       ------------------------------
       Materials, labor, and overhead expenses related to research and development projects are charged to operations as incurred.

       Stock-Based Compensation
       ------------------------
       Stock-based compensation related to employees is recognized using the intrinsic value method and thus there is no compensation expense for options granted with exercise prices equal to the fair value of the Company's common stock on the date of the grant. Stock-based compensation related to non-employees is not material.

       Net Loss Per Share
       ------------------
       Net loss per share is based on a weighted average number of shares of common stock of 8,746,677; 8,713,344; and 4,894,028 for the years ended June 30, 1998, 1997, and 1996 respectively. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128), in February 1997. The Company adopted SFAS No. 128 effective with annual financial statements for periods ended June 30, 1998. Although SFAS No. 128 requires restatement of prior period per share data, such restatement resulted in no effect to the Company's previously reported per share data. Diluted per share data is not presented as the effect of potentially issuable common shares would be antidilutive.

       Income Taxes
       ------------
       Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        For the period prior to the May 8, 1996 distribution, the Company was included in the consolidated Federal income tax return of Lunar. Through the date of distribution, tax expense has been calculated as if the Company filed separate income tax returns; however, as a result of net operating losses incurred, no income taxes have been provided for in the years ended June 30, 1998, 1997, and 1996.

        Fair Value of Financial Instruments
        -----------------------------------
        The fair value of financial instruments, which consisted of cash and cash equivalents, receivables, accounts payable, and accrued liabilities, approximated their carrying values at June 30, 1998 and 1997.

        Use of Estimates
        ----------------
        In preparing the consolidated financial statements, the Company's management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)   STOCK OPTIONS

      Bone Care has granted options to key employees and directors under two separate programs.

      The January 1, 1989 option plan is intended to qualify as an incentive stock option plan within the meaning of Section 422 of the Internal Revenue Code of 1986. Stock options to purchase shares of the Company's common stock granted under this plan may be exercised, with certain exceptions in the case of the optionee's death or retirement, only during employment. Stock options granted are exercisable, during the optionee's lifetime, only by the optionee. The stock options are all fully vested and expire 10 years from the granting date. At June 30, 1998, a total of 126,352 options were issued and 59,228 options were outstanding under this plan. In June 1990, the Board of Directors of Bone Care agreed not to issue any new options under this plan. The Company has not made any subsequent grants under this plan, except for a grant in March 1996 of replacement stock options to purchase 78,970 shares in exchange for the forfeiture of an equal amount of previously granted stock options.

     Under the second option program, titled the Bone Care International, Inc. 1996 Stock Option Plan, a total of 1,000,000 shares of common stock were made available, of which 497,150 remain available. Options granted under this program vest over a three- or five-year period. The options will expire 10 years from the granting date, or upon termination of employment.

     A summary of the Company's stock option activity, and related information are summarized as follows:

                                          Year Ending June 30,

                                1998             1997             1996
                         ----------------  -----------------   --------------
                                 Weighted           Weighted         Weighted
                                  average            average          average
                                 exercise           exercise         exercise
                         Options  price    Options   price   Options  price
                         ------------------------------------------------------
Outstanding -
   Beginning of year     491,652  $ 2.49    453,652   $ 2.12  126,352  $ 2.11
Granted                  130,850    7.81     53,000     5.51  406,270    2.12
Exercised                (86,424)   2.19    (15,000)    2.11     -         -
Terminated/canceled       (8,300)   3.57       -          -   (78,970)   2.11
                         ------------------------------------------------------
Outstanding -
   end of year           527,778  $ 3.84    491,652   $ 2.49  453,652  $ 2.12
                         ======================================================
Exercisable at
   end of year           130,266  $ 2.35    119,236   $ 2.12   47,382  $ 2.11
                         ======================================================
Weighted average fair
   value of options
   granted during year    $ 4.00             $ 2.88            $ 1.19
                          =======            =======           =======

The options outstanding at June 30, 1998, have been segregated into three ranges for additional disclosure as follows:




                     Options Outstanding            Options Exercisable
                 ---------------------------       --------------------
                                   Weighted              Options
                        Options     average   Weighted   currently  Weighted
Range of              Outstanding  remaining  average  exercisable   average
exercise                  at      contractual exercise     at        exercise
prices              June 30, 1998    life      price  June 30, 1998   price
-------------------------------------------------------------------------------
   $ 2.11                345,928       7.1 $   2.11      120,266    $ 2.11
$2.935-$3.125              5,600       8.1     2.99        2,000      3.01
   $ 5.75                 46,400       9.0     5.75        8,000      5.75
   $ 7.50                 97,850       9.4     7.50         ---       ---
   $ 8.75                 32,000      10.0     8.75         ---       ---


          The Company has elected to follow accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

          Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995, under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, risk free interest rate of 5.9% for 1998 and 6.0% for 1997, volatility factors of the expected market price of the Company's common stock of 0.55 for 1998 and 0.60 for 1997, no expected dividends, and a weighted-average expected life of the option from the date of grant of 4.6 years for 1998 and 4.0 years for 1997.

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                  1998            1997          1996
                                  -----           -----         -----
Net loss
   as reported               $ (4,489,933)  $ (2,794,345)  $ (1,257,767)
   pro forma                 $ (4,672,909)  $ (2,889,508)  $ (1,291,830)
Net loss per share - basic
   as reported                      (0.51)       (0.32)         (0.26)
   pro forma                        (0.53)       (0.33)         (0.26)


  Since SFAS No. 123 is applicable only to options granted subsequent to June 30, 1995, their pro forma effect will not be fully reflective until 2000.


(3)  INCOME TAXES

  The Company has federal and state net operating loss and R & D tax credit carryforwards expiring as follows:


                                  Federal                      State
                         ----------------------        ----------------------
                         NOL       R & D Credit        NOL         R&D Credit
                         ---       ------------        ---         ----------

          2009     $     -       $       -          $   388,000     $   24,000
          2010           -               -              596,000         24,000
          2011           -               -            1,146,000         16,000
          2012         322,000           -            2,775,000         24,000
          2013       2,460,000        198,000         4,449,000         30,000
          2014       4,126,000        254,000             -               -
          --------------------------------------------------------------------
          Total    $ 6,908,000    $   452,000        $ 9,354,000    $  118,000
          --------------------------------------------------------------------


   Deferred tax assets at June 30, 1998 and 1997 were as follows:

                                                  1998                  1997
                                              -------------------------------

     Federal net operating loss carryforward  $2,349,000           $1,016,000
     Federal R&D tax credit carryforward         452,000              169,000
     State net operating loss carryforward       739,000              377,000
     State R&D tax credit carryforward           118,000               82,000
     Valuation allowance                      (3,658,000)          (1,644,000)
                                              -------------------------------
                                              $     -               $    -
                                              ===============================


Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to the expiration of the related carryforward period. Management believes there is a risk that such carryforwards may expire unused, and accordingly, has established a valuation allowance against them.


(4)   SHAREHOLDERS' EQUITY

      On October 10, 1997, the company declared a 2-for-1 stock split in the form of a stock dividend to shareholders of record on October 27, 1997. The dividend was paid November 14, 1997. Accordingly, all common share and per share data in the accompanying financial statements have been adjusted to give effect to the stock split.

       On April 15, 1996, the Board of Directors of the Company adopted Amended and Restated Articles of Incorporation of the Company which, among other things, increased the authorized capital of the Company to 30,000,000 shares consisting of 28,000,000 shares of common stock and 2,000,000 shares of preferred stock issuable in series. The Board of Directors of the Company also declared a 789.7 for 1 stock split payable in the form of a stock dividend.
The accompanying financial statements give retroactive effect to these changes.



(5)  NON-CASH TRANSACTIONS

     In October 1995, Lunar contributed its ownership of Continental Assays Corporation and certain assets with a book value of $175,867 for 3,397,348 shares of the Company's common stock. In October 1995, Lunar also exchanged $634,683 of loans receivable from the Company for 214,802 shares of common stock of the Company.


(6) LEASE COMMITTMENTS

    The Company has an operating lease for its office and laboratory facility. The lease commenced in January 1998 and expires in November 2000. Lease payments include utilities, operating costs and property taxes and aggregate $8,333 per month. Minimum future payments under this lease as of June 30, 1998, are as follows:

                       1999      $100,000
                       2000       100,000
                       2001        41,666
                                 ---------
                       Total     $241,666
                                 =========

(7)   RELATED-PARTY TRANSACTIONS

          The Company entered into a Transition Agreement with Lunar pursuant to which certain employees of Lunar will perform administrative services for the Company. Such services include legal, treasury, accounting, insurance, and employee benefit administration. As compensation, the Company pays Lunar a monthly fee of $7,000 plus certain costs. The monthly fee was reduced to $3,500 per month effective April 1998. Prior to March 1998 Lunar leased 3,000 square feet of office space to the Company for $2,000 per month under the Transition Agreement. The term of the Transition agreement is three years; however, the Company may terminate the agreement by giving Lunar 90 days' advance written notice. Prior to the distribution, the Company paid $5,000 per month to Lunar for rent and the aforementioned administrative services. The total payments for those expenses were $74,200, $135,000, and $66,968 during the years ended June 30, 1998, 1997, and 1996, respectively.


(8)  PROFIT-SHARING PLAN

     The Company has established a 401(k) profit-sharing plan covering substantially all employees. Employer contributions to the plan are at the discretion of the Board of Directors. The Company's policy is to fund profit-sharing plan contributions as they accrue. Profit-sharing expense amounted to $9,031, $6,215, and $6,699 for the years ended June 30, 1998, 1997, and 1996, respectively.


(9)  SHAREHOLDERS' RIGHTS PLAN AND PREFERRED STOCK

     In 1996, the Company adopted a Shareholders' Rights Plan. Under this plan, each share of common stock has associated with it one preferred share purchase right (a Right). Under certain circumstances, each Right would entitle the holders thereof to purchase from the Company 1/200th of one share of Series A Junior Participating Preferred Stock for the price of $12.50 per 1/200th of a share. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the per-share earnings of the Company. The Rights are not presently exercisable and are transferable only with the related shares of common stock. The Company's Board of Directors has designated 140,000 shares of the Preferred Stock as Series A Junior Participating Preferred Stock in connection with the Rights.


(10)  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly financial data for the years ended June 30, 1998 and 1997 are summarized as follows:

                           First        Second        Third        Fourth
                          Quarter       Quarter       Quarter      Quarter
                          -------       -------       -------      -------
                              (In thousands except for per share data)
1998
----
  Revenue                $  -          $   -           $  -          $  -
  Loss from operations    (1,120)        (1,207)        (1,323)       (1,169)
  Net loss                (1,008)        (1,109)        (1,247)       (1,114)
  Net loss per share -
    basic                  (0.12)         (0.13)         (0.14)        (0.13)

1997
----
  Revenue                $  -          $     35         $    4       $  -
  Loss from operations      (441)          (914)          (950)       (1,018)
  Net loss                  (296)          (776)          (825)         (897)
  Net loss per share -
    basic                  (0.03)         (0.09)         (0.09)        (0.10)


(11)   SUBSEQUENT EVENT

       In July 1998, the Company completed a directed public offering of 1,326,000 shares of common stock at a price of $8.00 per share. The Company received proceeds of approximately $10.3 million from the sale, net of offering expenses. Certain directors of the Company purchased 276,000 of the shares sold.
INDEPENDENT AUDITORS'  REPORT

THE  BOARD  OF  DIRECTORS
BONE  CARE  INTERNATIONAL,  INC:


We have audited the accompanying consolidated balance sheets of Bone Care International, Inc. and subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bone Care International, Inc. and subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Chicago, Illinois
July 31, 1998




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ----------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

             None

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ---------------------------------------------------

          The Company incorporates by reference the information included in the Company's definitive Proxy Statement for its 1998 Shareholders Meeting to be held on November 13, 1998, ("Proxy Statement") under the captions "Purposes of the Meeting - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year.

          As of September 23, 1998, the executive officers of the Registrant are as follows:

Name                            Age        Title
----                            ---        -----
Richard B. Mazess, Ph.D.         59        Chairman

Charles W. Bishop, Ph.D.         46        President and Chief Executive
Officer

Dale W. Gutman                   45        Vice President - Finance

Paul V. Peterson                 47        Vice President - Sales and Marketing

          Richard B. Mazess, Ph.D., the Company's founder, has served as a director of Bone Care since 1984. Dr. Mazess served as President of Bone Care from its inception in 1984 through February 1996, and has served as its Chairman of the Board since February 1996. Dr. Mazess has been President and a director of Lunar since its inception in 1980. Lunar develops and sells x-ray and ultrasound bone densitometers for the diagnosis and monitoring of osteoporosis and other metabolic bone diseases. Lunar also develops and sells medical imaging equipment used by orthopedists and radiologists for imaging extremities. Dr. Mazess became Professor Emeritus of Medical Physics at the University of Wisconsin-Madison in 1985, and has been on the faculty of the Department of Medical Physics since 1968.

          Charles W. Bishop, Ph.D., joined Bone Care in 1987 as Project Director and was named Vice President in 1990, and President and Chief Executive Officer in February 1996. Dr. Bishop has been a director of Bone Care since 1989. Dr. Bishop received a Ph.D. degree in Nutritional Biochemistry from Virginia Polytechnical Institute and completed a four-year National Institute of Health post doctoral Fellowship in Vitamin D Biochemistry at the University of Wisconsin-Madison.

          Dale W. Gutman joined Bone Care in December 1996 as Vice President - Finance. From 1986 to December 1996, Mr. Gutman served as Vice President and Corporate Controller of The Chas. Levy Company, a distributor of magazines and books to independent and mass market retailers throughout the United States. Mr. Gutman is a Certified Public Accountant.

          Paul V. Peterson joined Bone Care in April 1998 as Vice
President-Sales and Marketing. From 1973 to March 1998, Mr. Peterson served in a variety of sales and marketing positions of increasing responsibility with Pharmacia & Upjohn, Inc., a pharmaceutical company, where he last served as Director of Sales, U.S. Peptide Hormones.

          Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

ITEM 11.  EXECUTIVE COMPENSATION
          -----------------------

          The Company incorporates by reference the information included in the Proxy Statement under the caption "Executive Compensation", other than the information included in the Proxy Statement under the sub-captions "Board of Directors Report on Executive Compensation" and "Performance Graph".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          ---------------------------------------------------------------

          The Company incorporates by reference the information included in the Proxy Statement under the caption "Securities Beneficially Owned by Principal Shareholders, Directors and Executive Officers."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          -----------------------------------------------

          The Company incorporates by reference the information included in the Proxy Statement under the caption "Certain Transactions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          -----------------------------------------------------------------

          1 and 2.  Financial statements and financial statement schedule
                    ------------------------------------------------------
          Reference is made to the separate index to the Company's consolidated financial statements and schedule contained on page 40 hereof.

          3.  Exhibits
              --------
          Reference is made to the separate exhibit index contained on page 42 hereof.

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed by the Company during the fourth quarter ended June 30, 1998.


                         BONE CARE INTERNATIONAL, INC.

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                           FINANCIAL STATEMENT SCHEDULE


The following documents are filed                                   Page(s) in
as part of this report:                                             Form 10-K
                                                                    ----------
(1)     Financial Statements:

           Independent Auditors' Report. . . . . . . . . . . . . .. . . 37

           Consolidated Balance Sheets at June 30, 1998 and 1997 .. .27-28

           Consolidated Statements of Operations for the years ended
             June 30, 1998, 1997, and 1996 . . . . . . . . . . . .. . . 26

           Consolidated Statements of Shareholders' Equity for the
             years ended June 30, 1998, 1997, and 1996 . . . . . .. . . 29

           Consolidated Statements of Cash Flows for the years
             ended June 30, 1998, 1997, and 1996 . . . . . . . . .. . . 30

           Notes to Consolidated Financial Statements. . . . . . .. .31-36

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

                          BONE CARE INTERNATIONAL, INC.

Date:  September 23, 1998          By:   /s/ Charles W.  Bishop, Ph.D.
                                        ---------------------------------------
                                        Charles W.  Bishop, Ph.D.
                                        President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name
----

/s/ Charles W.  Bishop, Ph.D.      President and           September 23, 1998
------------------------------     Director (Principal
Charles W.  Bishop, Ph.D.          Executive Officer)


/s/ Richard B.  Mazess, Ph.D.      Chairman and Director   September 23, 1998
------------------------------
Richard B.  Mazess, Ph.D.


/s/ Robert A.  Beckman             Director                 September 23, 1998
------------------------------
Robert A.  Beckman


/s/ Martin Barkin, M.D.            Director                 September 23, 1998
------------------------------
Martin Barkin, M.D.


/s/ John Kapoor, Ph.D.             Director                 September 23, 1998
------------------------------
John Kapoor, Ph.D.


/s/ Dale W.  Gutman           Vice President -              September 23, 1998
-------------------------     Finance (Principal
Dale W.  Gutman               Financial and Accounting
                              Officer)



                          BONE CARE INTERNATIONAL, INC.
                                INDEX TO EXHIBITS

Exhibit
Number    Document Description
-------   --------------------

 3.1(a)   Restated Articles of Incorporation of Registrant(superscript1)
               (Exhibit 3.1, Amendment No. 3 to Form 10/a)

 3.1(b)   Articles of Amendment of Registrant(superscript2) (Exhibit 3.1(b))

 3.2      By-Laws of Registrant(superscript3) (Exhibit 3.2)

 4.1 Shareholders Rights Agreement between Bone Care and Norwest Bank Minnesota, N.A.(superscript1) (Exhibit 4.1, Amendment No. 3 to Form 10/a)

10.1 Distribution Agreement Between Bone Care and Lunar Corporation (superscript 1)(Exhibit 10.1, Amendment No. 3 to Form 10/a)

10.2 Tax Disaffiliation Agreement Between Bone Care and Lunar Corporation (superscript 1)(Exhibit 10.2, Amendment No. 3 to Form 10/a)

10.3 Transition Agreement Between Bone Care and Lunar Corporation (superscript 1)(Exhibit 10.3, Amendment No. 3 to Form 10/a)

10.4*     Incentive Stock Option Plan(superscript 1) (Exhibit 10.4)

10.5*     1996 Stock Option Plan(superscript 2) (Exhibit 10.5)

10.6 Amended and Restated License agreement effective as of June 8, 1998, by and between Bone Care and Draxis Health, Inc.(superscript 4 ) (Exhibit 10.6)

10.7      Form of Stock Option Agreement(superscript 2) (Exhibit 10.7)

10.8 Agreement, effective as of May 1, 1987, by and between the Wisconsin Alumni Research Foundation and Bone Care (confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with the Securities Act of 1933, as amended, and 17 C.F.R. 230.406 and 200.80 promulgated thereunder. Omitted information has been replaced with asterisks).(superscript 2) (Exhibit 10.8)

23        Consent of KPMG Peat Marwick LLP

27        Financial Data Schedule

------------------------------------------------------------------------------
(Superscript 1) Incorporated by reference to exhibits filed with Registrant's Form 10 Registration Statement (Registration Number 02-27854) filed under the Securities Exchange Act of 1934. Parenthetical references to exhibit numbers are to the exhibit numbers in the Form 10 or, if applicable, the amendment to the Form 10.

(Superscript 2) Incorporated by reference to exhibits filed with the Registrant's Form S-1 Registration Statement (Registration Number 333-43923) filed under the Securities Act of 1933. Parenthetical reference to exhibit numbers are to exhibit numbers in the Form S-1.

(Superscript 3) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (File No. 0-27854). Parenthetical references to exhibit numbers are to the exhibit numbers in the Form 10-Q.

(Superscript 4) Incorporated by reference to exhibits filed with the Registrant's Form S-1/A Registration Statement (Registration Number 333-43923) filed under the Securities Act of 1933. Parenthetical reference to exhibit numbers are to exhibit numbers in the Form S-1/A.

*Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.