Form 10-Q
period 1998-09-30
BONE CARE INTERNATIONAL INC
filed 1998-11-12
CIK 1009405

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)
     / /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              -------------------
                                       OR
     / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          From the transition period from               TO
                                          -------------    -------------

                        Commission File Number:  0-27854

                         BONE CARE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               Wisconsin                               39-1527471
               (State of                              (IRS Employer
               Incorporation)                       Identification No.)

                               One Science Court
                           Madison, Wisconsin  53711
                        (Address, including zip code of
                   Registrant's principal executive offices)

                                  608-236-2500
              (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes   X       No
                                                 -----        -----
As of October 30, 1998, 10,135,956 shares of the registrant's Common Stock, no par value, were outstanding.

                 BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                                   FORM 10-Q

               For the quarterly period ended September 30, 1998

                               TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                     Page
                                                                    ----
Item 1.   Financial statements

          Consolidated Balance Sheets
          September 30, 1998, and June 30, 1998. . . . . . . . . . . . 3

          Consolidated Statements of Operations
          Three Months Ended September 30, 1998
          and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . 5

          Consolidated Statements of Cash Flows
          Three Months Ended September 30, 1998
          and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . 6

          Notes to Consolidated Financial Statements . . . . . . . . . 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . 8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . 9

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets

--------------------------------------------------------------------------
Assets

--------------------------------------------------------------------------
                                              September 30,      June 30,
                                                   1998            1998
                                               (Unaudited)      (Audited)


Current assets:
 Cash and cash equivalents                      $12,720,467   $3,484,374
 Inventory                                          546,292      229,500
 Other current assets                               168,175       50,162


--------------------------------------------------------------------------
Total current assets                             13,434,934    3,764,036

Property, plant and equipment--at cost:
 Leasehold improvements                              72,105       72,105
 Furniture and fixtures                              58,417       57,122
 Machinery and other equipment                      540,592      490,915

--------------------------------------------------------------------------
                                                    671,114      620,142

Less accumulated depreciation                       355,504      310,054

--------------------------------------------------------------------------
                                                     315,610     310,088
Patent fees, net of accumulated
  amortization of $530,462 at
  September 30,1998, and $491,462
  at June 30, 1998                                   755,249     738,808
Excess of cost over fair value of net
  assets acquired, net of accumulated
  amortization of $754,770 at
  September 30, 1998, and $732,408 at
  June 30, 1998                                      605,147     627,509
Other non-current assets                              65,857     372,835

--------------------------------------------------------------------------

                                                 $15,176,797  $5,813,276

==========================================================================
See accompanying notes to consolidated financial statements.

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets

--------------------------------------------------------------------------

Liabilities and Shareholders' Equity

--------------------------------------------------------------------------

                                             September 30,    June 30,
                                                 1998           1998
                                              (Unaudited)     (Audited)

---------------------------------------------------------------------------
Current liabilities:
 Accounts payable                              $    589,666   $   59,585
 Accrued liabilities:
  Accrued clinical study and
    research costs                                  368,786      481,005
  Compensation payable                               71,501       32,741
  Other                                             172,209      117,964

---------------------------------------------------------------------------
Total current liabilities                         1,202,162      691,295

Shareholders' equity:
 Preferred stock--authorized 2,000,000
  shares of $.001 par value; none issued               -            -
 Common stock--authorized 28,000,000 shares
  of no par value; issued and outstanding
  10,135,956 shares at September 30, 1998
  and 8,808,956 at June 30, 1998                 11,393,883   11,393,883
 Additional paid-in capital                      14,022,437    3,748,328

---------------------------------------------------------------------------
                                                 25,416,320    15,142,211

Accumulated deficit                             (11,441,685)  (10,020,230)

---------------------------------------------------------------------------

                                                 13,974,635     5,121,981

---------------------------------------------------------------------------

                                                $15,176,797    $5,813,276

===========================================================================

See accompanying notes to consolidated financial statements.



BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

--------------------------------------------------------------------------

                                             Three months ended
                                       September 30,       September 30,
                                             1998               1997

---------------------------------------------------------------------------

REVENUES                                 $    ---           $     ---

---------------------------------------------------------------------------

OPERATING EXPENSES
Cost of sales                                 ---                 ---
Research and development                    885,707           1,002,517
Selling, general and
  administrative                            721,537             117,300

----------------------------------------------------------------------------
                                          1,607,244           1,119,817

----------------------------------------------------------------------------

Loss from operations                     (1,607,244)          (1,119,817)

----------------------------------------------------------------------------
Interest income                             185,789              111,339

----------------------------------------------------------------------------

NET LOSS                                 $(1,421,455)        $(1,008,478)

============================================================================

Net loss per common share - basic        $   (0.15)             $(0.12)

============================================================================
Weighted average number of
 common shares                             9,789,826           8,722,382
============================================================================





BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

-----------------------------------------------------------------------------
                                                  Three months ended
                                             September 30,  September 30,
                                                  1998          1997
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                      $(1,421,455)  $ (1,008,478)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Depreciation and amortization                  106,812         64,361
 Changes in assets and liabilities:
    Inventory                                     (316,792)          ---
    Other current assets                          (118,013)       (62,785)
    Accounts payable                               530,081        (49,416)
    Accrued liabilities                            (19,214)       268,813
    Other                                            9,408           ---
-----------------------------------------------------------------------------
Net cash used in operating activities           (1,229,173)      (787,505)
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Additions to property,
  plant and equipment                             (50,972)        (44,782)
 Patent fees                                      (55,441)        (55,394)
-----------------------------------------------------------------------------
Net cash used in investing activities           $(106,413)    $  (100,176)
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from exercise of stock
   options                                          4,175           ---
 Net proceeds from issuance of
   common stock                                10,567,504           ---
-----------------------------------------------------------------------------
Net cash provided by financing
  activities                                   10,571,679           ---
-----------------------------------------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                    9,236,093        (887,681)
Cash and cash equivalents at
 beginning of period                            3,484,374       8,531,714

------------------------------------------------------------------------------

Cash and cash equivalents at end of period    $12,720,467      $7,644,033

==============================================================================
See accompanying notes to consolidated financial statements.

                 BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)     BASIS OF PRESENTATION

        The consolidated financial statements presented herein have been prepared by Bone Care International, Inc. (The "Company") without audit, except for balance sheet information at June 30, 1998, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1998, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 28, 1998.

        The consolidated balance sheet as of September 30, 1998, the consolidated statements of income for the three months ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the three months ended September 30, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

        The results of operations for the three months ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999.


(2)     COMMON STOCK

        In July 1998, the Company completed a directed public offering of 1,326,000 shares of common stock at a price of $8.00 per share. The Company received proceeds of approximately $10.568 million from the sale, net of offering expenses. Certain directors of the Company purchased 276,000 of the shares sold.

(3)     NET LOSS PER SHARE

        Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share data is not presented as the effect of potentially issuable common shares would be antidilutive.



   Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
     Research and development expenses decreased to $885,707 in the three months ended September 30, 1998 from $1,002,517 in the three months ended September 30, 1997. The decrease was due to the completion, in February 1998, of clinical trials for Hectorol(trademarked) as treatment for secondary hyperparathyroidism associated with end stage renal disease, and reduced spending on synthesis research related to Hectorol(trademarked). These decreases were offset, in part, by increased regulatory costs incurred in preparation for the commercialization of Hectorol(trademarked).

     Selling, general and administrative expenses increased $604,237 to $721,537 in the three months ended September 30, 1998 from $117,300 in the three months ended September 30, 1997. Of the increase, approximately $368,000 was attributable to pre-marketing activities relating to the potential launch of Hectorol(trademarked). The remainder of the increase of approximately $236,000 related to expenses incurred for expanded regulatory, sales and marketing efforts supporting the upcoming commercial launch of Hectorol(trademarked).

     The Company expects total costs and expenses to continue increasing in the future due principally to the advancement and expansion of its clinical development programs and the costs associated with the successful commercialization of Hectorol(trademarked).

     Interest income increased $74,450 to $185,789 in the three months ended September 30, 1998 from $111,339 in the three months ended September 30, 1997. The increase was due to higher average cash balances during a portion of the period ended September 30, 1998. The increased cash balances resulted from the net proceeds from the common stock offering completed during July 1998.

Liquidity and Capital Resources
-------------------------------
     In July 1998, the company completed a directed public offering of 1,326,000 shares of common stock at a price of $8.00 per share. During the three months ended September 30, 1998, the Company received proceeds of approximately $10.568 million from the sale, net of offering expenses. Prior to June 30, 1998, approximately $298,000 of offering expenses were incurred. Certain directors of the Company purchased 276,000 of the shares sold.

     The Company will require substantial funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs. The Company's capital requirements will depend on numerous factors, including the progress of its research and development programs; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the company's existing licensing relationships and the terms of any new collaborative, licensing, co-promotion or distribution arrangements that the Company may establish; the progress of commercialization and marketing activities; the cost of manufacturing preclinical and clinical products; and other factors not within the Company's control. The Company believes that the current level of cash and cash equivalents should be sufficient to fund its operations through at least the end of the current fiscal year.

     During the three months ended September 30, 1998, cash and cash equivalents increased $9,236,093 to $12,720,467. During the three months ended September 30, 1997, cash and cash equivalents decreased $887,681 to $7,644,033. The increase in the period ended September 30, 1998 was primarily due to the receipt of net proceeds of $10,567,504 from the July 1998 common stock offering. During the three months ended September 30, 1998 and 1997, cash used in operating and investing activities aggregated $1,335,586 and $887,681, respectively. Of the $447,905 increase, $316,792 was due to Hectorol(trademarked)inventory production activities commenced in 1998.

Year 2000 Compliance
--------------------
     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. To distinguish transactions occurring prior to January 1, 2000 from those occurring after December 31, 1999, these date code fields must be able to accept four-digit entries.

     The Company has reviewed its existing financial and other business information systems and believes that its computer systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data.

     It is possible that third parties such as suppliers or contract research institutions may have noncompliant computer systems or programs which may not interface properly with the Company's computer systems or which may otherwise result in a disruption of the Company's operations.

     The Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance program will not have a material effect on its financial position or results of operations. Although the Company believes that it will be able to achieve year 2000 compliance through its efforts, there can be no assurance that these efforts will be successful. The Company could be adversely affected if it or third parties fail to successfully achieve year 2000 compliance. In particular, a disruption to the Company's commercialization efforts for Hectorol could have a material effect on the Company's financial position or results or operations.

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company believes that presently it does not have a substantive disclosure with respect to quantitative and qualitative disclosures about market risk. As the Company's operations expand, the Company will consider such disclosures.
                          PART II - OTHER INFORMATION
                 BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

Item 1. Legal Proceedings

               The Company may be a defendant from time to time in actions arising out of its ordinary course of business operations. The Company believes that none of the matters in which it is currently involved, either Individually or in the aggregate, is material to the Company.

Item 2. Changes in Securities and Use of Proceeds

               In connection with a directed public offering of 1,326,000 shares of common stock (the "Offering") in 1998, the Company filed a Registration Statement on Form S-1, SEC File No. 333-43923 ("Registration Statement"), which was declared effective by the Commission on July 22, 1998. The net proceeds from the Offering to the Company after total expenses was $10,270,000.

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

Item 3. Defaults Upon Senior Securities

                None

Item 4. Submission of Matters to a Vote of Security Holders

                None

Item 5. Other Information

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, no assurance of successful product development, technological risks, uncertainty of regulatory approvals, regulatory policies in the United States and other countries, availability of additional financing, reimbursement policies of public and private health care payors, developments in patents and other proprietary rights, competition from existing therapies and from new therapies, and market and general economic factors. Refer to Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended June 30, 1998 for a description of such factors.

Item 6. Exhibits and Reports on Form 8-K

             (a)  Exhibits furnished:
                  (11)  Statement Re: Computation of Loss Per Share
                  (27)  Financial Data Schedule

             (b)  Reports on Form 8-K
                  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.



                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BONE CARE INTERNATIONAL, INC.
                                      (Registrant)




Date:  November 12, 1998              /s/ Charles W. Bishop
------------------------              -------------------------
                                      Charles W. Bishop
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




Date:  November 12, 1998              /s/ Dale W. Gutman
------------------------              --------------------
                                      Dale W. Gutman
                                      Vice President - Finance
                                      (Principal Financial and
                                       Accounting Officer)



BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                             Exhibit Index

           For the Quarterly Period Ended September 30, 1998

No.     Description    Page
---     -----------    ----

11 Statement Regarding Computation of Loss Per Share                14

27 Financial Data Schedule                                          15