Form 10-Q
period 1998-12-31
BONE CARE INTERNATIONAL INC
filed 1999-02-02
CIK 1009405

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark one)

          / /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1998
                                                -----------------
                                        OR

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number:  0-27854

                          BONE CARE INTERNATIONAL, INC.
              (Exact name of registrant as specified in its charter)

 Wisconsin                        2834                            39-1527471
 (State of              (Primary Standard Industry)              (IRS Employer
 Incorporation)         Classification Code Number          Identification No.)

                                One Science Court
                             Madison, Wisconsin 53711
                         (Address, including zip code of
                    Registrant's principal executive offices)

                                   608-236-2500
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes   X     No
                                                              -----      -----
As of January 31, 1999, 10,150,802 shares of the registrant's Common Stock, no par value, were outstanding.

                  BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                                    FORM 10-Q

                 For the quarterly period ended December 31, 1998

                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                         Page
                                                                        ----
Item 1.   Financial statements

          Consolidated Balance Sheets
          December 31, 1998, and June 30, 1998 . . . . . . .. . . . . . . .3

          Consolidated Statements of Operations
          Three and Six Months Ended December 31, 1998
          and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

          Consolidated Statements of Cash Flows
          Six Months Ended December 31, 1998
          and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

          Notes to Consolidated Financial Statements . . . . . . . . . . . 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . 8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk . . . 9

PART II -      OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .10

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . .10

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .10

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

-------------------------------------------------------------------------------
Assets

-------------------------------------------------------------------------------
                                               December 31,      June 30,
                                                  1998             1998
                                               (Unaudited)      (Audited)

-------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                      $10,757,700     $3,484,374
 Inventory                                          928,269        229,500
 Other current assets                               140,885         50,162

-------------------------------------------------------------------------------
Total current assets                             11,826,854      3,764,036

Property, plant and equipment--at cost:
 Leasehold improvements                              72,105         72,105
 Furniture and fixtures                             101,019         57,122
 Machinery and other equipment                      552,282        490,915

-------------------------------------------------------------------------------
                                                    725,406        620,142

Less accumulated depreciation                       401,104        310,054

-------------------------------------------------------------------------------
                                                    324,302        310,088
Patent fees, net of accumulated amortization
 of $569,462 at December 31, 1998, and $491,462
 at June 30, 1998                                   779,251        738,808
Excess of cost over fair value of net assets
 acquired, net of accumulated amortization
 of $777,132 at December 31, 1998, and
 $732,408 at June 30, 1998                          582,785        627,509
Other non-current assets                             56,449        372,835

-------------------------------------------------------------------------------
                                                $13,569,641     $5,813,276

===============================================================================
See accompanying notes to consolidated financial statements.


BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets


-------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

-------------------------------------------------------------------------------
                                               December 31,      June 30,
                                                   1998            1998
                                                (Unaudited)     (Audited)

-------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                $  375,290     $   59,585
 Accrued liabilities:
 Accrued clinical study and
    research costs                                  457,726        481,005
  Compensation payable                              111,456         32,741
  Other                                              66,353        117,964

-------------------------------------------------------------------------------
Total current liabilities                         1,010,825        691,295

Shareholders' equity:
 Preferred stock--authorized 2,000,000
  shares of $.001 par value; none issued
 Common stock--authorized 28,000,000 shares
  of no par value; issued and outstanding
  10,147,802 shares at December 31, 1998
  and 8,808,956 at June 30, 1998                 11,393,883     11,393,883
 Additional paid-in capital                      14,047,432      3,748,328

-------------------------------------------------------------------------------
                                                 25,441,315     15,142,211

Accumulated deficit                             (12,882,499)   (10,020,230)

-------------------------------------------------------------------------------
                                                 12,558,816      5,121,981

-------------------------------------------------------------------------------
                                                $13,569,641     $5,813,276

===============================================================================
See accompanying notes to consolidated financial statements.


BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

-------------------------------------------------------------------------------
                               Three months ended      Six months ended
                             --------------------    ---------------------
                          December 31, December 31, December 31, December 31,
                              1998         1997         1998         1997
-------------------------------------------------------------------------------
REVENUES                 $      -     $     -      $      -     $     -
-------------------------------------------------------------------------------
OPERATING EXPENSES
Cost of sales                   -           -             -           -
Research and development     788,236     973,273     1,673,943   1,975,790
Marketing, general and
  administrative             780,609     233,699     1,502,146     350,999
-------------------------------------------------------------------------------
                           1,568,845   1,206,972     3,176,089   2,326,789
-------------------------------------------------------------------------------
Loss from operations      (1,568,845) (1,206,972)   (3,176,089) (2,326,789)

-------------------------------------------------------------------------------
Interest Income              128,031      97,854       313,820     209,193
-------------------------------------------------------------------------------
NET LOSS                 $(1,440,814)$(1,109,118)  $(2,862,269)$(2,117,596)
=============================================================================
Net loss per common
 share - basic               $(0.14)     $(0.13)       $(0.29)     $(0.24)
=============================================================================
Weighted average number of
 common shares            10,136,213   8,722,430     9,963,020   8,722,406
=============================================================================
See accompanying notes to consolidated financial statements.


BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
-------------------------------------------------------------------------------
                                                     Six months ended
                                                     ----------------
                                               December 31,   December 31,
                                                    1998           1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                     $(2,862,269)   $ (2,117,596)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                 213,774         130,223
 Changes in assets and liabilities:
    Inventory                                    (698,769)          6,146
    Other current assets                          (90,723)           -
    Accounts payable                              315,705         (58,682)
    Accrued liabilities                             3,825         253,126
    Other                                          18,816        (142,746)
-------------------------------------------------------------------------------
Net cash used in operating activities         $(3,099,641)   $ (1,929,529)
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Additions to property,
  plant and equipment                            (105,264)        (76,169)
 Patent fees                                     (118,443)       (177,227)
-------------------------------------------------------------------------------
Net cash used in investing activities         $  (223,707)   $   (253,396)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from exercise of stock options           29,170            211
 Net proceeds from issuance of common stock    10,567,504        (25,014)
-------------------------------------------------------------------------------
Net cash provided by (used in) financing
 activities                                   $10,596,674    $   (24,803)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                    7,273,326      (2,207,728)
Cash and cash equivalents at
 beginning of period                            3,484,374       8,531,714
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period    $10,757,700    $  6,323,986
===============================================================================
See accompanying notes to consolidated financial statements.



                BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1)     BASIS OF PRESENTATION

   The consolidated financial statements presented herein have been prepared by Bone Care International, Inc. (the "Company"), without audit, except for balance sheet information at June 30, 1998, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1998, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 28, 1998.

    In the opinion of management the information included herein reflects all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the interim periods ended December 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999.


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


Item 2.      Management Discussion and Analysis of Financial Condition and
             -------------------------------------------------------------
             Results of Operations
             ---------------------

Results of Operations
---------------------
   Research and development expenses decreased to $788,236 in the three months ended December 31, 1998, from $973,273 in the three months ended December 31, 1997 and to $1,673,943 in the six months ended
December 31, 1998 from $1,975,790 in the six months ended December 31, 1997. In the prior year, research and development expenses include synthesis and formulation research costs to commercially produce
Hectorol(trademarked). The decreases in research and development expenses are primarily related to the completion of such research.

   Marketing, general and administrative expenses increased $546,910 to $780,609 in the three months ended December 31, 1998, from $233,699 in the three months ended December 31, 1997. In the six months ended December 31, 1998, marketing, general and administrative expenses increased $1,151,147 to $1,502,146 from $350,999 in the six months ended December 31, 1997. Substantially all of the increases were attributable to pre-marketing activities relating to the expected launch of Hectorol.

   The Company expects total costs and expenses to continue increasing in the future due principally to the advancement and expansion of its clinical development programs and the costs associated with the successful commercialization of Hectorol.

   Interest income increased $30,177 to $128,031 in the three months ended December 31, 1998 from $97,854 in the three months ended December 31, 1997. Interest income increased $104,627 to $313,820 in the six months ended December 31, 1998 from $209,193 in the six months ended December 31, 1999. Increased cash balances resulted from receipt of the net proceeds from the common stock offering completed during July 1998. The increases in interest income were due to higher average cash balances during the periods subsequent to the common stock offering.

Liquidity and Capital Resources
-------------------------------
   In July 1998, the company completed a directed public offering of 1,326,000 shares of common stock at a price of $8.00 per share. In July 1998, the Company received proceeds of approximately $10.568 million from the sale, net of offering expenses. Prior to June 30, 1998, approximately $298,000 of offering expenses were incurred. Certain directors of the Company purchased 276,000 of the shares sold.

   The Company will require substantial funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs. The Company's capital requirements will depend on numerous factors, including the progress of its research and development programs; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and development in the company's existing licensing relationships and the terms of any new collaborative, licencing, co-promotion or distribution arrangements that the Company may establish; the progress of commercialization and marketing activities; the cost of manufacturing preclinical and clinical products; and other factors not within the Company's control. The Company believes that the current level of cash and cash equivalents should be sufficient to fund its operations through at least the end of 1999.

   Cash and equivalents were $10,757,700 at December 31, 1998 and $3,484,374 at June 30, 1998. The increase was primarily due to the receipt of net proceeds of $10,567,504 from the July 1998 common stock offering. During the six months ended December 31, 1998 and 1997, cash used in operating and investing activities aggregated $3,323,348 and $2,182,925, respectively. The increase is attributable to Hectorol inventory production activity commenced in fiscal 1999 and pre-marketing activities related to the expected launch of Hectorol.


Year 2000 Compliance
--------------------

   Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. To distinguish transactions occurring prior to January 1, 2000 from those occurring after December 31, 1999, these date code fields must be able to accept four-digit.

   The Company has reviewed its existing financial and other business information systems and believes that its computer systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data.

   It is possible that third parties such as suppliers or contract research institutions may not have compliant computer systems or programs which may not interface properly with the Company's computer systems or which may otherwise result in a disruption of the Company's operations.

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


Item 3.      Quantitative and Qualitative Disclosure About Market Risk
             ---------------------------------------------------------
   The Company believes that presently it does not have a substantive disclosure with respect to quantitative and qualitative disclosures about market risk. As the Company's operations expand, the Company will consider such disclosures.
   PART II - OTHER INFORMATION
            BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY



Item 1.      Legal Proceedings
             -----------------
                  The Company may be a defendant from time to time in
             actions arising out of its ordinary course of business operations. The Company believes that none of the matters in which it is currently involved, either individually or in the aggregate, is material to the Company.

Item 2.      Changes in Securities
             ---------------------
                  In connection with a directed public offering of
             1,326,000 shares of common stock (the "Offering") in 1998, the Company filed a Registration Statement on Form S-1, SEC File No. 333-43923 ("Registration Statement"), which was declared effective by the Commission on July 2,1998. The net proceeds from the Offering to the Company after total expenses was $10,270,000.

                  The Company intends to use the net proceeds of the
             offering to fund research and development, including preclinical and clinical activities in support of regulatory approvals, for commercialization activities related to Hectorol for treatment of secondary hyperparathyroidism associated with ESRD and for working capital and general corporate purposes.

                  Through the period ended December 31, 1998, the
             Company has used less than $100,000 of the net proceeds for such purposes. The net proceeds not yet utilized have been invested in short-term, investment grade, interest-bearing financial instruments. The use of proceeds from the Offering does not represent a material change in the use of proceeds described in the prospectus which is part of the Registration Statement.

Item 3.      Defaults Upon Senior Securities
             -------------------------------
                  None

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
                  The 1998 Annual Meeting of Shareholders ("Annual
             Meeting") of the Company was held on November 13, 1998. The total number of shares of the Company's common stock, no par value per share, outstanding as of October 2, 1998, the record date of the Annual Meeting, was 10,135,956. Management of the Company solicited proxies pursuant to
             Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A promulgated thereunder for the Annual Meeting. Two directors, Richard B. Mazess, Ph.D. and John Kapoor, Ph.D., were elected to serve until the 2001 Annual Meeting of Shareholders. The directors were elected by a vote of 9,623,372 votes "FOR"; 2,992 votes "AGAINST"; and no votes "WITHHELD AUTHORITY". " The selection of KPMG Peat Marwick LLP as the Company's independent auditors was also approved. The selection was approved by a vote of 9,614,872 votes "FOR"; 8,269 votes "AGAINST"; and 3,223 votes "ABSTAIN".


Item 5.      Other Information
             -----------------
                  Safe Harbor Statement Under the Private Securities
             Litigation Reform Act of 1995: Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's early stage of development, the Company dependence on its ability to obtain regulatory approval of Hectorol, the uncertainty of the Company's future profitability, the uncertainty of regulatory approvals of any drugs developed by the Company, the uncertainty of the Company's patent positions and proprietary rights, the uncertainty related to pricing and reimbursement of the Company's products, the intense competition in the pharmaceutical and biotechnology industries, the Company's potential need for additional partners or collaborators, the Company's future capital needs and uncertainty of additional financing, and the Company's lack of manufacturing capabilities and limited sales and marketing experience. Readers should also carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, including Part I, Item 1 of the Company's Annual Report on form 10-K. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce any revisions to any of the forward -looking statements contained herein to reflect future events or developments.

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
             (a)  Exhibits furnished:

                  (11)  Statement Re: Computation of Loss Per Share
                  (27)  Financial Data Schedule

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                             SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BONE CARE INTERNATIONAL, INC.
                                      (Registrant)




Date:  February 2, 1999           /s/ Charles W. Bishop
------------------------          --------------------------------------
                                  Charles W. Bishop
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)




Date:  February 2, 1999           /s/ Dale W. Gutman
-----------------------           --------------------------------------
                                  Dale W. Gutman
                                  Vice President of Finance
                                  (Principal Financial and
                                   Accounting Officer)

              BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                              Exhibit Index

            For the Quarterly Period Ended December 31, 1998

No.          Description                                             Page
---          -----------                                             ----

11 Statement Regarding Computation of Loss Per Share . . . . . . . . . 14

27 Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . 15