Form 10-Q
period 1999-03-31
BONE CARE INTERNATIONAL INC
filed 1999-06-01
CIK 1009405

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark one)

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------
                                        OR

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number:  0-27854

                          BONE CARE INTERNATIONAL, INC.
              (Exact name of registrant as specified in its charter)

Wisconsin                            2834                          39-1527471
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
                                                          Yes   X       No
                                                             ------       -----
As of April 30, 1999, 10,150,802 shares of the registrant's Common Stock, no par value, were outstanding.



                  BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                                    FORM 10-Q

                  For the quarterly period ended March 31, 1999

                                TABLE OF CONTENTS
                               ------------------
PART I -  FINANCIAL INFORMATION                                            Page
                                                                           ----
Item 1.   Financial statements

          Consolidated Balance Sheets
          March 31, 1999, and June 30, 1998. . . . . . . . . .  . . . . . . .3

          Consolidated Statements of Operations
          Three and Nine Months Ended March 31, 1999
          and 1998 . . . . . . . . . . . . . . . . . . . . . .  . . . . . . .5

          Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 1999
          and 1998 . . . . . . . . . . . . . . . . . . . . . .  . . . . . . .6

          Notes to Consolidated Financial Statements . . . . .  . . . . . . .7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . .  . . . . . . .8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk  . . . .9

PART II -      OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  . . . 10

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . .  . . . 10

Item 4.   Submission of Matters to a Vote of Security Holders. . . .  . . . 10

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . .  . . . 10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . 12

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . 13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
------
BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets


-------------------------------------------------------------------------------
Assets

-------------------------------------------------------------------------------
                                                 March 31,       June 30,
                                                   1999            1998
                                               (Unaudited)      (Audited)

-------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                       $8,464,406     $3,484,374
 Inventory                                        1,142,896        229,500
 Other current assets                               120,154         50,162

-------------------------------------------------------------------------------
Total current assets                              9,727,456      3,764,036

Property, plant and equipment--at cost:
 Leasehold improvements                              97,319         72,105
 Furniture and fixtures                             101,144         57,122
 Machinery and other equipment                      576,429        490,915

-------------------------------------------------------------------------------
                                                    774,892        620,142

Less accumulated depreciation                       444,304        310,054

-------------------------------------------------------------------------------
                                                    330,588        310,088
Patent fees, net of accumulated amortization
 of $608,462 at March 31, 1999, and $491,462
 at June 30, 1998                                   802,053        738,808
Excess of cost over fair value of net assets
 acquired, net of accumulated amortization
 of $799,494 at March 31, 1999, and
 $732,408 at June 30, 1998                          560,423        627,509
Other non-current assets                             47,041        372,835

-------------------------------------------------------------------------------
                                                $11,467,561     $5,813,276

===============================================================================
See accompanying notes to consolidated financial statements.


BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets



-------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

-------------------------------------------------------------------------------

                                                  March 31,      June 30,
                                                   1999            1998
                                                (Unaudited)     (Audited)
-------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                $  195,278     $   59,585
 Accrued liabilities:
  Accrued clinical study and
    research costs                                  273,271        481,005
  Compensation payable                               75,274         32,741
  Other                                              44,222        117,964

-------------------------------------------------------------------------------
Total current liabilities                           588,045        691,295

Shareholders' equity:
 Preferred stock--authorized 2,000,000
  shares of $.001 par value; none issued               -              -
 Common stock--authorized 28,000,000 shares
  of no par value; issued and outstanding
  10,150,802 shares at March 31, 1999
  and 8,808,956 at June 30, 1998                 11,393,883     11,393,883
 Additional paid-in capital                      14,069,932      3,748,328

-------------------------------------------------------------------------------
                                                 25,463,815     15,142,211

Accumulated deficit                             (14,584,299)   (10,020,230)

-------------------------------------------------------------------------------
                                                 10,879,516      5,121,981

-------------------------------------------------------------------------------
                                                $11,467,561     $5,813,276

===============================================================================
See accompanying notes to consolidated financial statements.

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)


-----------------------------------------------------------------------------
                                Three months ended       Nine months ended
                                ------------------       -----------------
                              March 31,   March 31,    March 31,   March 31,
                                 1999        1998         1999        1998
-------------------------------------------------------------------------------
REVENUES                      $     -      $     -      $      -    $     -

-------------------------------------------------------------------------------
OPERATING EXPENSES
Cost of sales
Research and development       1,063,851    1,085,993     2,737,794  3,061,783
Marketing, general and
  administrative                 761,421      237,377     2,263,567    588,376

-------------------------------------------------------------------------------
                               1,825,272    1,323,370    5,001,361   3,650,159

-------------------------------------------------------------------------------
Loss from operations          (1,825,272)  (1,323,370)  (5,001,361) (3,650,159)


Interest Income                  123,472       75,990      437,292     285,183

-------------------------------------------------------------------------------
NET LOSS                     $(1,701,800) $(1,247,380) $(4,564,069)$(3,364,976)

===============================================================================
Net loss per common
 share - basic                    $(0.17)      $(0.14)      $(0.46)     $(0.39)

===============================================================================
Weighted average number of
 common shares               10,149,869     8,759,724   10,024,394   8,734,845

===============================================================================
See accompanying notes to consolidated financial statements.



BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

-------------------------------------------------------------------------------
                                                 Nine months ended
                                                 ------------------
                                              March 31,      March 31,
                                                1999           1998
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                   $(4,564,069)  $ (3,364,976)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization               318,336        202,525
 Changes in assets and liabilities:
    Inventory                                  (913,396)        18,173
    Other current assets                        (69,992)          -
    Accounts payable                            135,693        259,147
    Accrued liabilities                        (238,943)        56,511
    Other                                        28,224       (134,312)

--------------------------------------------------------------------------
Net cash used in operating activities       $(5,304,147)  $ (2,962,932)

--------------------------------------------------------------------------
Cash flows from investing activities:
 Additions to property, plant and equipment     (154,750)     (206,850)
 Patent fees                                    (180,245)     (269,506)

--------------------------------------------------------------------------
Net cash used in investing activities        $  (334,995) $   (476,356)

--------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from exercise of stock options          51,670       119,817
 Net proceeds from issuance of common stock   10,567,504      (203,155)

--------------------------------------------------------------------------
Net cash provided by (used in) financing
 activities                                  $10,619,174  $    (83,338)

--------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                   4,980,032    (3,522,626)
Cash and cash equivalents at
 beginning of period                           3,484,374     8,531,714

--------------------------------------------------------------------------
Cash and cash equivalents at end of period   $ 8,464,406  $  5,009,088

==========================================================================
See accompanying notes to consolidated financial statements.

                BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1)     BASIS OF PRESENTATION

   The consolidated financial statements presented herein have been prepared by Bone Care International, Inc. (the "Company"), without audit except for balance sheet information at June 30, 1998, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1998, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 30, 1998.

    In the opinion of management, the information included herein reflects all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the interim periods ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999.

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
















Item 2.      Management Discussion and Analysis of Financial Condition and
------       Results of Operations

Results of Operations
---------------------
   Research and development expenses decreased to $1,063,851 in the three months ended March 31, 1999, from $1,085,993 in the three months ended March 31, 1998 and to $2,737,794 in the nine months ended March 31, 1999 from $3,061,783 in the nine months ended March 31, 1998. Prior year research and development expenses included synthesis and formulation research costs to commercially produce Hectorol (trademark). These efforts were substantially completed during the six months ended December 31, 1998. The resulting reduced research and development expenses were largely offset by increased regulatory filing and compliance expenses.

   Marketing, general and administrative expenses increased $524,044 to $761,421 in the three months ended March 31, 1999, from $237,377 in the three months ended March 31, 1998. In the nine months ended March 31, 1999, marketing, general and administrative expenses increased $1,675,191 to $2,263,567 from $588,376 in the nine months ended March 31, 1998.
Substantially all of the increases were attributable to pre-marketing activities relating to the expected launch of Hectorol.

   Interest income increased $47,482 to $123,472 in the three months ended March 31, 1999 from $75,990 in the three months ended March 31, 1998. Interest income increased $152,109 to $437,292 in the nine months ended March 31, 1999 from $285,183 in the nine months ended March 31, 1998. Increased cash balances resulted from receipt of the net proceeds from the common stock offering completed during July 1998. The increases in interest income were due to higher average cash balances during the periods subsequent to the common stock offering.

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

   The Company requires substantial funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs. The Company's capital requirements depend on numerous factors, including the progress of its research and development programs; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and development in the company's existing licensing relationships and the terms of any new collaborative, licencing, co-promotion or distribution arrangements that the Company may establish; the progress of commercialization and marketing activities; the cost of manufacturing preclinical and clinical products; and other factors not within the Company's control. The Company believes that the current level of cash and cash equivalents should be sufficient to fund its operations through at least March 2000.

   Cash and equivalents were $8,464,406 at March 31, 1999 and $3,484,374 at June 30, 1998. The increase was primarily due to the receipt of net proceeds of $10,567,504 from the July 1998 common stock offering. During the nine months ended March 31, 1999 and 1998, cash used in operating and investing activities aggregated $5,639,142 and $3,439,288, respectively. The increase is attributable to Hectorol inventory production activity commenced in fiscal 1999 and pre-marketing activities related to the expected introduction of Hectorol.


Year 2000 Compliance
--------------------
   Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. To distinguish transactions occurring prior to January 1, 2000 from those occurring after December 31, 1999, these date code fields must be able to accept four-digit entries.

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


Item 3.      Quantitative and Qualitative Disclosure About Market Risk
------
   The Company believes that presently it does not have a substantive disclosure with respect to quantitative and qualitative disclosures about market risk. As the Company's operations expand, the Company will consider such disclosures.
   PART II - OTHER INFORMATION
            BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY



Item 1.      Legal Proceedings
             -----------------
                  The Company may be a defendant from time to time in
             actions arising out of its ordinary course of business operations. The Company believes that none of the matters in which it is currently involved, either individually or in the aggregate, is material to the Company.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
               In connection with a directed public offering of 1,326,000 shares of common stock (the "Offering") in 1998, the Company filed a Registration Statement on Form S-1, SEC File No. 333-43923 ("Registration Statement"), which was declared effective by the Commission on July 22, 1998. The net proceeds from the Offering to the Company after total expenses was $10,270,000.

               The Company intends to use the net proceeds of the Offering to fund research and development, including preclinical and clinical activities in support of regulatory approvals, for commercialization activities related to Hectorol for treatment of secondary hyperparathyroidism associated with ESRD and for working capital and general corporate purposes.

               Through the period ended March 31, 1999, the Company has used less than $2,200,000 of the net proceeds for such purposes. The net proceeds not yet utilized have been invested in short-term, investment grade, interest-bearing financial instruments. The use of proceeds from the Offering does not represent a material change in the use of proceeds described in the prospectus which is part of the Registration Statement.

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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  Exhibits furnished:

               (10.5)    1996 Stock Option Plan (as amended)
               (11)      Statement Re: Computation of Loss Per Share
               (27)      Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BONE CARE INTERNATIONAL, INC.
                                   (Registrant)




Date: May 10, 1999                 /s/ Charles W. Bishop
------------------                 --------------------------------
                                   Charles W. Bishop
                                   President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)




Date: May 10, 1999                 /s/ Dale W. Gutman
------------------                 --------------------------------
                                   Dale W. Gutman
                                   Vice President of Finance
                                   (Principal Financial and
                                    Accounting Officer)

              BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                              Exhibit Index

              For the Quarterly Period Ended March 31, 1999

No.  Description                                                     Page
---  -----------                                                     ----
10.5 1996 Stock Option Plan (as amended) . . . . . . . . . . . . . . . 14

11   Statement Regarding Computation of Loss Per Share . . . . . . . . 18

27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . 19