Form 10-K405
period 1999-06-30
BONE CARE INTERNATIONAL INC
filed 1999-09-20
CIK 1009405

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended June 30, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the Transition Period from            to

                         Commission file number 0-27854

                               ----------------

                         Bone Care International, Inc.
             (Exact name of registrant as specified in its charter)

               Wisconsin                               39-1527471
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification No.)

           One Science Court                               53711
           Madison, Wisconsin                          (Zip Code)
    (Address of principal executive
                offices)

                               ----------------

       Registrant's telephone number, including area code: (608) 236-2500
          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, without par value
                        Preferred Stock Purchase Rights
                                (Title of class)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of August 31, 1999, there were issued and outstanding 10,173,396 shares of Common Stock. The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $68,157,710 as of August 31, 1999, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates". This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Bone Care International, Inc. Proxy Statement for its 1999 Shareholders Meeting to be held on November 17, 1999 (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BONE CARE INTERNATIONAL, INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                        For the Year Ended June 30, 1999

                                                                                                  Page
                                                                                                  ----
Part I

Item 1    Business...............................................................................   1

Item 2    Properties.............................................................................  23

Item 3    Legal Proceedings......................................................................  23

Item 4    Submission of Matters to a Vote of Security Holders....................................  24

Part II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters..................  24

Item 6    Selected Consolidated Financial Data...................................................  25

Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations..  25

Item 7A   Quantitative and Qualitative Disclosures about Market Risk.............................  28

Item 8    Financial Statements and Supplementary Data............................................  29

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  42

Part III

Item 10   Directors and Executive Officers of the Registrant.....................................  42

Item 11   Executive Compensation.................................................................  42

Item 12   Security Ownership of Certain Beneficial Owners and Management.........................  43

Item 13   Certain Relationships and Related Transactions.........................................  43

Part IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  43
Signatures......................................................................................   44
Index to Exhibits...............................................................................   45

   In this Annual Report on Form 10-K, "Bone Care," "we," "us" and "our" refer to Bone Care International, Inc.

                                     PART I

ITEM 1. BUSINESS

General

   Bone Care is a leader in the discovery and development of improved vitamin D-hormone therapies for the treatment of secondary hyperparathyroidism and certain hyperproliferative diseases. D-hormones have a key role in the progression and management of secondary hyperparathyroidism in patient populations with kidney dysfunction, including kidney dialysis, pre-dialysis, and certain osteoporosis patients. Left untreated, secondary hyperparathyroidism contributes to the development of debilitating bone diseases. D-hormones also have a role in the progression and management of certain hyperproliferative diseases, including psoriasis and cancers of the prostate, breast and colon.

 Our lead product is Hectorol

   In June 1999, we obtained marketing approval from the FDA for Hectorol capsules for the management of secondary hyperparathyroidism in kidney dialysis patients. We expect to begin selling commercial quantities of Hectorol capsules in the fall of 1999.

   In February 1999, we submitted to the FDA a new drug application requesting marketing approval for intravenous Hectorol for the management of secondary hyperparathyroidism in kidney dialysis patients. Our submission to the FDA is based primarily on the results of two Phase 3 trials involving 64 evaluable hemodialysis patients at 16 study centers in the U.S. In these trials, Hectorol effectively controlled secondary hyperparathyroidism with no clinically important side effects. Data from these trials are fully consistent with the results obtained from the completed Phase 3 trials for Hectorol capsules. The FDA subsequently notified us that it had declined to accept the new drug application in its original form. After meeting with the FDA, we responded to the FDA requests regarding the application. In June 1999 the FDA granted marketing approval for Hectorol capsules for the same indication. With the approval of Hectorol capsules, we continued working with the FDA to determine the most appropriate amendment or resubmission of the application. To that end, and after further discussions with the FDA, we recently provided the agency with supplementary analysis of submitted data intended to demonstrate the bioequivalence of the intravenous and capsule formulations of Hectorol. The FDA has not confirmed its intention to accept our new drug application or, if accepted, the manner of proceeding with its review.

   We are currently conducting ongoing Phase 3 trials for Hectorol capsules for the management of secondary hyperparathyroidism in pre-dialysis patients. We are also further investigating the use of Hectorol capsules for the treatment of osteoporosis associated with secondary hyperparathyroidism.

   In January 1999, we began conducting a Phase 2 trial funded principally by the U.S. Department of Defense Prostate Cancer Research Program of Hectorol capsules as a treatment for terminal prostate cancer patients. We are also conducting pre-clinical investigations on other D-hormones and analogues for the treatment of psoriasis and cancers of the prostate, breast and colon.

 Secondary hyperparathyroidism

   Secondary hyperparathyroidism is a chronic disease where the parathyroid glands secrete excessive quantities of parathyroid hormone into the blood in response to reduced kidney function or kidney failure. If left untreated, these elevated parathyroid hormone levels contribute substantially to debilitating metabolic bone diseases, including osteoporosis, osteomalacia, rickets and renal osteodystrophy, as well as to increased risk of fractures and severe bone pain. Mild secondary hyperparathyroidism is associated with modest reductions in kidney function often found in older osteoporosis patients. Moderate to severe secondary hyperparathyroidism is associated more severe renal insufficiency found in pre-dialysis and dialysis patients. According to the Health Care Financing Administration, in 1997 there were approximately 230,000 kidney dialysis patients in the U.S.

In addition, we estimate that in the U.S. in 1997 there were at least 1,500,000 pre-dialysis patients and at least 2,000,000 patients with osteoporosis associated with secondary hyperparathyroidism.

 Hyperproliferative diseases

   In addition to having a role in parathyroid function and bone metabolism, D-hormones have a role in controlling the normal growth of skin, prostate, breast and colon cells, all of which recognize and respond to D-hormones. Psoriasis, a condition in which skin cells grow too rapidly and remain immature, can be effectively managed with topical D-hormone therapy. Clinical and preclinical research suggests that the uncontrolled cell growth in prostate, breast and colon cancers also can be managed by D-hormone therapy. Based on the role of D-hormones in controlling cellular growth and differentiation, we are investigating the use of D-hormones and analogs for the treatment of psoriasis and cancers of the prostate, breast and colon.

 Existing D-hormone therapies for secondary hyperparathyroidism and hyperproliferative diseases

   Competitive oral and intravenous D-hormone therapies available in the major global markets have demonstrated effectiveness in treating secondary hyperparathyroidism and certain hyperproliferative diseases. However, they frequently produce toxic side effects at doses required for therapeutic effect. As a result, their widespread and effective use has been substantially limited.

   The following table summarizes approved existing therapies by indication.

      Indication                         Therapy                   Where Approved
  ------------------            -------------------------- ------------------------------
  Secondary hyperparathyroidism
    Kidney dialysis             Calcitriol (oral)          Most major markets
                                Calcitriol (intravenous)   U.S. and Europe
                                Alfacalcidol (oral)        Most major markets except U.S.
                                Paricalcitol (intravenous) U.S.
    Pre-dialysis                Calcitriol (oral)          U.S.
    Osteoporosis                Calcitriol (oral)          Most major markets except U.S.
                                Alfacalcidol (oral)        Most major markets except U.S.
  Hyperproliferative
   diseases
    Advanced
     prostate cancer            None                       None
    Advanced breast
     and colon
     cancers                    None                       None
    Psoriasis                   Calcipotriol (topical)     Most major markets
                                Tacalcitol (topical)       Europe and Japan

 Our product candidates

   We are developing innovative D-hormone therapies which we believe are safer and more effective than existing D-hormone therapies. The following table summarizes our product candidates by indication and development status.

       Indication                     Product Candidate             Development Status
  ---------------------         ----------------------------- -------------------------------
  Secondary hyperparathyroidism
    Kidney dialysis             Hectorol capsules             Approved by FDA June 1999
                                Intravenous Hectorol          New drug application submitted
                                                              to the FDA
    Pre-dialysis                Hectorol capsules             Phase 3
    Osteoporosis                Hectorol capsules             Phase 2
  Hyperproliferative
   diseases
    Advanced prostate
     cancer                     Hectorol capsules             Phase 2
    Psoriasis, advanced
     prostate, breast
     and colon cancers          LR-103 and research compounds Preclinical/Research

--------
Explanation of Development Status:

    .  ""Research'' indicates discovery and initial synthetic chemistry.

    . ""Preclinical'' indicates formulation, pharmacology and toxicity testing in animals.

    . ""Phase 1" indicates initial clinical testing in humans to establish safety.

    . ""Phase 2" indicates further clinical testing in humans to establish effectiveness.

    . "Phase 3" indicates pivotal, well-controlled clinical testing to establish safety and effectiveness.

Secondary Hyperparathyroidism

 Scientific overview

   Hyperparathyroidism refers to conditions in which the parathyroid glands secrete excessive quantities of parathyroid hormone into the blood. In primary hyperparathyroidism, the parathyroid glands fail to properly regulate parathyroid hormone secretion, usually due to a tumor in the glands. In secondary hyperparathyroidism, the parathyroid glands secrete excessive quantities of parathyroid hormone in response to reduced kidney function or kidney failure.

   D-hormones have important roles in parathyroid function and calcium and phosphorus metabolism. D-hormones are produced by the kidneys from metabolites of vitamin D\\3\\ and vitamin D\\2\\. Vitamin D\\3\\ is produced in human skin during exposure to sunlight. Vitamin D\\2\\ is produced in plants during exposure to sunlight. Both vitamins D\\3\\ and D\\2\\ are available through dietary sources. Vitamin D\\3\\ is metabolized by the liver and then converted by the kidneys into the D-hormone calcitriol. Vitamin D\\2\\ is similarly converted into two other D-hormones having equivalent effectiveness as calcitriol.

   Blood levels of D-hormones are monitored and regulated by the parathyroid glands. The parathyroid glands secrete more parathyroid hormone when blood levels of D-hormones are low and secrete less parathyroid hormone as blood levels of D-hormones rise. Parathyroid hormone circulates in the blood to the kidneys where it activates an enzyme which produces more D-hormones.

   D-hormones maintain adequate blood levels of calcium and phosphorus, the key components of bone, by stimulating the small intestine to absorb these minerals from ingested food and by stimulating the kidneys to reabsorb calcium from urine. D-hormones also stimulate bone-building cells, called osteoblasts, to deposit calcium and phosphorous in bone. When blood levels of D-hormones are low, the small intestine absorbs less calcium and phosphorus and the kidneys reabsorb less calcium, often leading to low blood levels of calcium. Bone formation is also reduced. In this situation, the parathyroid glands secrete more parathyroid hormone which stimulates the kidneys to produce D-hormones.

   In kidney disease there is extensive, irreversible loss of the cells in the kidneys where D-hormones are produced. As a result, the kidneys cannot produce sufficient D-hormones in response to parathyroid hormone stimulation. When D-hormone production is insufficient, the parathyroid glands secrete escalating quantities of parathyroid hormone into the blood, resulting in hyperparathyroidism, which is due (secondary) to kidney dysfunction. Secondary hyperparathyroidism is a chronic disease where the excessive blood levels of parathyroid hormone stimulate a prolonged release of calcium and phosphorus from bone, leading to debilitating metabolic bone diseases, including osteoporosis, osteomalacia, rickets and renal osteodystrophy. Advanced bone disease is associated with an increased risk of fracture and is often accompanied by severe bone pain, most commonly arising in the lower back, hips, legs and joints. Compared to the general population, the risk of hip fracture is 3.5 times higher in the U.S. population of kidney dialysis patients. Chronically elevated blood levels of parathyroid hormone also are associated with increased illness and death due to heart disease. Secondary hyperparathyroidism and associated bone disease can be controlled, and possibly prevented or reversed, by D-hormone replacement therapy.

   Secondary hyperparathyroidism is exacerbated by hyperphosphatemia, or excessive blood levels of phosphorus. Phosphorus derived from dietary sources, principally meat and dairy products, accumulates in the blood due to its insufficient elimination by dysfunctional kidneys. Excessive blood phosphorus inhibits the limited production of D-hormones by diseased kidneys which in turn promotes the secretion of more parathyroid hormone. In addition, phosphorus directly stimulates the parathyroid glands to secrete parathyroid hormone. To control or reduce blood phosphorus, nephrologists routinely encourage their patients to adhere to low phosphorus diets. Most patients have difficulty selecting and adhering to such diets. Therefore, nephrologists prescribe calcium carbonate or calcium acetate tablets to be taken with meals. These calcium tablets reduce phosphorous absorption by the intestine and thereby help to lower blood phosphorus levels. Calcium tablets, however, promote calcium absorption by the intestine, leading to hypercalcemia, or excessive blood levels of calcium, in patients receiving most D-hormone replacement therapies which are approved for treating secondary hyperparathyroidism.

 Existing D-hormone therapies for secondary hyperparathyroidism

   D-hormone replacement is standard therapy for secondary hyperparathyroidism associated with kidney disease. The goals of D-hormone replacement therapy are:

    .  to normalize blood calcium levels;

    .  to normalize or reduce blood parathyroid hormone levels; and

    .  to treat or prevent metabolic bone diseases.

   Although existing oral and intravenous D-hormone replacement therapies have demonstrated effectiveness, they frequently cause toxic side effects at doses required for therapeutic effect. The principal side effects, which are caused by excessive intestinal absorption of calcium and phosphorus, are:

    . Hypercalcemia increases the risk of calcifying soft tissues, including the heart, arteries, and kidneys, and can cause cardiac arrest. Hypercalcemia can also cause gastrointestinal problems and mental disorders including depression.

    . Hyperphosphatemia directly stimulates secretion of parathyroid hormone and exacerbates secondary hyperparathyroidism.

    . Hypercalciuria, or excessive urine calcium, increases the risk of calcifying the kidneys and forming kidney stones, and can hasten kidney failure.

   In order to control these side effects, patients are often temporarily or permanently withdrawn from D-hormone therapy and, as a result, the widespread and effective use of these therapies has been limited.

   Managing secondary hyperparathyroidism and thereby preventing metabolic bone disease is important since technical advancements in dialysis care increase the life expectancy of patients with kidney disease. Competitive D-hormone replacement therapies in the U.S. market are Rocaltrol (oral calcitriol), Calcijex (intravenous calcitriol), and Zemplar (intravenous paricalcitol). We estimate that total sales of these products in the U.S. in 1998 were in excess of $180 million. Oral and intravenous alfacalcidol, a synthetic analog of calcitriol, is marketed under numerous brand names in Europe and Japan.

   Oral and intravenous formulations of calcitriol and alfacalcidol have limited effectiveness for treating secondary hyperparathyroidism in kidney dialysis patients because they frequently cause hypercalcemia and hyperphosphatemia at doses required for therapeutic effect. Episodes of hypercalcemia and/or hyperphosphatemia are unpredictable and force temporary or permanent interruptions in therapy, resulting in less effective control of parathyroid hormone secretion. When calcitriol and alfacalcidol are administered in lower, less toxic doses, their effectiveness in controlling secondary hyperparathyroidism decreases. Removal of the parathyroid glands is standard treatment for patients with severe secondary hyperparathyroidism whose disease cannot be managed with D-hormone replacement therapy. The removal of the parathyroid glands is a temporary solution as the glands frequently regenerate. Also, removal of the glands does not cure existing metabolic bone disease or the underlying deficiency of D-hormones.

 Hectorol for secondary hyperparathyroidism in kidney dialysis patients

   We have developed the capsule form of Hectorol and now are developing the intravenous form of Hectorol for management of secondary hyperparathyroidism in kidney dialysis patients. Hectorol is a synthetic D-hormone analog derived from vitamin D\\2\\. After oral or intravenous administration, Hectorol is activated by the liver, without being metabolized by the kidneys, into the two D-hormones normally produced from vitamin D\\2\\. Hectorol is not an active hormone upon administration to the human body. Instead, it is activated by the liver and gradually released into the blood, mimicking the normal production and sustained release of D-hormones by the kidneys. Data obtained from our clinical trials have demonstrated that Hectorol is a safe and effective therapy for managing secondary hyperparathyroidism in kidney dialysis patients. Based on these data, we believe that Hectorol compares favorably to calcitriol, alfacalcidol and paricalcitol. We further believe that Hectorol can be more consistently administered to patients at higher doses than existing D-hormone replacement therapies, resulting in improved control of secondary hyperparathyroidism.

   Hectorol capsules are intended to be administered by medical professionals to hemodialysis patients in the clinic, or self-administered by hemodialysis and peritoneal dialysis patients at home. Intravenous Hectorol is intended to be administered in the clinic to hemodialysis patients only. We developed Hectorol capsules in advance of intravenous Hectorol based primarily on our expectation that the current fee-for-service reimbursement policy of the Health Care Financing Administration, which favors the use of intravenous products, will be replaced with some form of managed care reimbursement plan favoring less costly but equally effective orally administered drugs like Hectorol capsules. We are also developing Hectorol capsules as a treatment for secondary hyperparathyroidism in pre-dialysis and certain osteoporosis patients where intravenous therapy is inappropriate.

   Hectorol capsules

   In June 1999, we obtained marketing approval from the FDA for our 2.5 mcg Hectorol capsules for the management of secondary hyperparathyroidism in kidney dialysis patients. We expect Hectorol capsules to be commercially available in the fall of 1999. We intend to develop a lower dosage Hectorol capsule to provide physicians greater flexibility in prescribing Hectorol capsules to their patients.

   The FDA approval was based substantially on the results from our two randomized, double-blind placebo-controlled Phase 3 trials. The trials, which were completed in August 1997, together involved 138 patients receiving Hectorol capsule treatment at 17 study centers in the U.S. Each trial consisted of an 8-week washout period, followed sequentially by a 16-week period in which patients received open-label treatment with Hectorol capsules at hemodialysis, and an 8-week period in which the patients continued treatment with either Hectorol capsules or placebo. The study endpoint for effectiveness was the observed reduction in blood parathyroid hormone. Endpoints for safety were the absence of clinically important increases in blood levels of calcium and phosphorus. Of the 138 patients who began treatment with Hectorol capsules, 110 completed the full 24 weeks of treatment. Dosages were individually adjusted with patients initially receiving 10 mcg per hemodialysis and thereafter receiving between 2.5 mcg and 20 mcg per dose, usually three times per week. After 16 weeks of open-label treatment, blood parathyroid hormone levels were reduced more than 50% in both trials. These reductions were clinically and statistically significant (p<0.01). In addition, blood parathyroid hormone reached a pre-determined optimal range in 83% of the treated patients. At the end of the 8 additional weeks of blinded treatment, patients receiving Hectorol capsules had mean blood parathyroid hormone levels approximately 50% below those receiving placebo. Differences in mean blood parathyroid hormone levels between patients receiving Hectorol capsules and those receiving placebo treatments were clinically and statistically significant (p<0.01). In both studies, Hectorol capsules normalized blood calcium and did not cause clinically meaningful increases in blood phosphorus. Side effects attributable to Hectorol capsules, such as hypercalcemia and hyperphosphatemia, were infrequent and clinically insignificant.

   Intravenous Hectorol

   In February 1999, we submitted to the FDA a new drug application requesting marketing approval for intravenous Hectorol for the management of secondary hyperparathyroidism in kidney dialysis patients. Our submission with the FDA was based on the results of two pivotal Phase 3 trials which were completed in February 1998. Each trial consisted of an 8-week washout period, followed by a 12-week period in which patients received open-label treatment with intravenous Hectorol at hemodialysis. The study endpoint for effectiveness was the observed reduction in blood parathyroid hormone levels. Endpoints for safety were the absence of clinically important increases in blood levels of calcium and phosphorus. These trials involved 70 patients who had completed the preceding Phase 3 trials for Hectorol capsules. The trials concluded with 64 evaluable patients completing the full 12-week treatment period. In both studies, intravenous Hectorol normalized blood calcium and did not cause clinically meaningful increases in blood phosphorus. Side effects attributable to intravenous Hectorol, such as hypercalcemia and hyperphosphatemia, were infrequent and clinically insignificant.

   The FDA subsequently notified us that it had declined to accept the new drug application in its original form. After meeting with the FDA, we responded to the FDA requests regarding the application. In June 1999 the FDA granted marketing approval for Hectorol capsules for the same indication. With the approval of Hectorol capsules, we continued working with the FDA to determine the most appropriate amendment or resubmission of the application. To that end, and after further discussions with the FDA, we recently provided the agency with supplementary analysis of submitted data intended to demonstrate the bioequivalence of the intravenous and capsule formulations of Hectorol. The FDA has not confirmed its intention to accept our new drug application or, if accepted, the manner of proceeding with its review.

 Hectorol capsules for secondary hyperparathyroidism in pre-dialysis patients

   We are developing Hectorol capsules as a treatment for secondary hyperparathyroidism in pre-dialysis patients. Chronic renal disease is characterized by progressive reductions in kidney function leading eventually to kidney failure and the need for dialysis. Secondary hyperparathyroidism begins to develop in patients with modest reductions in kidney function and becomes more severe in proportion to the degree of renal insufficiency. We estimate that there were at least 1,500,000 pre-dialysis patients in the U.S. in 1997. These patients are at risk of developing associated metabolic bone diseases and would benefit from D-hormone replacement therapy. Use of intravenous calcitriol is inappropriate for pre-dialysis patients because its administration requires painful daily injections at home without medical supervision. Use of oral calcitriol, as well as oral alfacalcidol, at doses required for therapeutic effect, frequently causes hypercalcemia and hypercalciuria. As a result, pre-dialysis patients are seldom treated for secondary hyperparathyroidism.

   Evidence from published clinical research suggests that early intervention with D-hormone replacement therapy can slow the progression of secondary hyperparathyroidism in pre-dialysis patients. In untreated patients, the parathyroid glands become progressively enlarged, causing further increases in parathyroid hormone secretion and requiring higher doses of D-hormone replacement therapies for effective control. Sufficiently high doses of existing D-hormone replacement therapies often cannot be administered due to toxic side effects.

   We are currently conducting randomized, double-blind, placebo-controlled Phase 3 trials for Hectorol capsules for the management of secondary hyperparathyroidism in pre-dialysis patients. The trials consist of an 8-week baseline, or pre-treatment, period, followed by a 24-week period in which the patients are assigned to treatment with either Hectorol capsules or placebo. The study endpoint for effectiveness is the observed reduction in blood parathyroid hormone levels. Endpoints for safety are the absence of clinically significant increases in blood levels of calcium and phosphorus.

 Hectorol capsules for secondary hyperparathyroidism in osteoporosis patients

   We plan to further investigate the use of Hectorol capsules for the treatment of osteoporosis associated with secondary hyperparathyroidism. Osteoporosis is a metabolic bone disease generally associated with aging and characterized by excessive loss of bone mineral, resulting in decreased bone density over time. Demineralization weakens bone so that minor physical stress can cause debilitating fractures, usually in the wrists, hips and spine. These fractures often result in disfigurement, decreased mobility and, in some cases, extensive hospitalization and chronic nursing home care. We believe that there are at least 2,000,000 patients in the U.S. who have osteoporosis associated with secondary hyperparathyroidism. Reduced blood levels of D-hormones have been documented in many elderly patients with osteoporosis, caused by insufficient activity of the renal enzyme which produces D-hormones. In postmenopausal women, this enzyme is indirectly suppressed by estrogen deficiency. In elderly men and women, the enzyme is often impaired due to age-related reductions in kidney function. As in more severe kidney disease, decreased production of D-hormones increases the risk that an individual will develop metabolic bone disease. Decreased blood levels of D-hormones reduce intestinal calcium absorption and bone formation, and stimulate the secretion of parathyroid hormone, causing mild secondary hyperparathyroidism. Elevated blood levels of parathyroid hormone increase the rate of bone metabolism which, with reduction in bone formation, decrease bone mass. Prolonged loss of bone leads to osteoporosis.

   A likely role for D-hormones in osteoporosis has prompted many clinical investigations of D-hormone replacement therapies as potential osteoporosis treatments. Controlled clinical trials conducted by others have demonstrated that oral calcitriol and oral alfacalcidol increase or stabilize bone mass and reduce fracture rates. These results have been the basis for approval of these therapies in Europe, Japan and other markets. However, in the U.S. there are currently no FDA-approved D-hormone replacement therapies for the treatment of osteoporosis. Trials conducted in the U.S. with oral calcitriol have produced mixed results, possibly due to the substantial variation in doses of calcitriol between study sites. Higher doses of calcitriol produced increases in vertebral and total body bone mass, whereas lower doses showed little effect. Lower doses were used in these trials due to the unacceptable frequency of hypercalcemia and hypercalciuria at higher, potentially therapeutic doses. These results suggest that D-hormone replacement therapies with improved safety profiles may enable more consistent administration of higher doses for improved therapeutic effects in osteoporosis associated with secondary hyperparathyroidism.

   In 1992, we completed a Phase 2 trial in the U.S. to evaluate Hectorol capsules as a treatment for postmenopausal osteoporosis. The trial involved 60 patients who were assigned in random, double-blinded fashion to treatment with either Hectorol capsules or placebo for up to two years. The study endpoints for effectiveness were the observed changes in vertebral and femoral neck bone mineral density from baseline to the end of one year or two years of treatment. Endpoints for safety were the corresponding changes in blood and urine calcium. Fifty-five patients completed one year of treatment and 41 completed two years of treatment. Vertebral bone density increased with Hectorol capsules and decreased with placebo over the two-year study, with the difference being statistically significant (p<0.05). Similar changes were observed in femoral neck bone mineral density with statistically significant differences observed after 18 and 24 months of treatment (p<0.05). Overall, side effects with Hectorol capsules were clinically insignificant and well managed by appropriate adjustments in dose. Although observed changes in bone mineral density in the Hectorol capsule treatment group as compared to placebo were statistically significant, we and our corporate collaborators concluded that the data from the trial did not provide a sufficient basis for initiating pivotal Phase 3 trials with Hectorol capsules as a treatment of postmenopausal osteoporosis. As a result, we did not pursue further development of Hectorol capsules for postmenopausal osteoporosis. At a later date, however, a subgroup analysis of the trial performed by us suggested a greater improvement in bone mineral density in patients with the higher baseline parathyroid hormone levels. Based on that subgroup analysis and published reports that D-hormones have greater efficacy in patients with secondary hyperparathyroidism, we plan to further investigate the use of Hectorol capsules for the treatment of osteoporosis associated with secondary hyperparathyroidism.

Hyperproliferative diseases

 Scientific overview

   In addition to having a role in parathyroid function and calcium and phosphorous metabolism, D-hormones have an important role in controlling cellular growth and formation of skin, prostate, breast and colon cells, all of which recognize and respond to D-hormones. We are investigating the use of improved D-hormone therapies to treat certain hyperproliferative diseases involving these cells, including psoriasis and cancers of the prostate, breast and colon. Our preliminary studies in vitro, as well as research conducted by others, suggest that these cells show substantially reduced growth rates when exposed to D-hormones and D-hormone analogs.

 Hectorol for advanced prostate cancer

   Prostate cancer is the most common solid tumor diagnosed in men in the U.S. The American Cancer Society estimates that in the U.S. in 1997 approximately 209,900 men were diagnosed with prostate cancer, and 41,800 men died from prostate cancer. Although pharmacological or surgical castration temporarily controls this disease, the prostate cancer eventually develops into a form of the disease which continues to spread despite the interruption of the production of testosterone, for which no therapy exists. Calcitriol and certain D-hormone analogs have been shown in vitro to both inhibit the growth of prostate cancer cells as well as promote permanent changes in these cells which eliminate their characteristic uncontrolled growth.

   In January 1999, we completed a Phase 1 trial of Hectorol capsules in patients with terminal prostate cancer. The trial was designed to determine the maximum tolerable dose of Hectorol capsules by evaluating safety endpoints such as hypercalcemia. A total of 25 patients were treated with Hectorol capsules with doses escalating from a starting level of 5.0 mcg per day to a maximum level of 15.0 mcg/day. The drug was generally well tolerated at all doses studied, with the conclusion that the maximum tolerable dosage was
12.5 mcg/day. Preliminary evidence of disease stabilization was observed in some patients. In January 1999, the U.S. Department of Defense Prostate Cancer Research Program began to fund a Phase 2 continuation of this study.

 LR-103 and research compounds for psoriasis and advanced prostate, breast and colon cancers

   We are investigating the use of LR-103 and other research compounds for the treatment of psoriasis and advanced prostate, breast and colon cancers. Psoriasis is a condition in which skin cells grow too rapidly and do not properly mature. It is characterized by thickened, scaly, and reddened patches of skin. According to the National Psoriasis Foundation, psoriasis affected at least 1,500,000 people in the U.S. in 1996. No cure for psoriasis exists and current treatments focus on clearing the associated skin lesions for a period of time. Psoriatic lesions have an increased number of basal or dividing skin cells which recognize and respond to D-hormones. Published reports from controlled clinical studies conducted by others have shown that topically administered D-hormones and analogs achieved significant improvement in psoriatic lesions. Two synthetic analogs of calcitriol, tacalcitol and calcipotriol, are approved as topical treatments for psoriasis in Europe. Calcipotriol is approved as a topical treatment for psoriasis in the U.S.

   LR-103 is a naturally produced D-hormone derived from vitamin D\\2\\, the human uses for which we discovered. In preclinical studies, we have determined that LR-103 is characterized by lower toxicity than calcitriol. Our research in vitro has demonstrated that LR-103 has potent antiproliferative effects on targeted cells, including skin cells and prostate, breast and colon cancer cells. We believe that LR-103 may be a promising therapy for hyperproliferative diseases. We are also investigating the use of other D-hormone compounds for the potential treatment of hyperproliferative diseases. LR-103 and our other research compounds are at an early stage of development and we can not be certain that any of these product candidates will demonstrate sufficient safety and efficacy to justify their further development.

Manufacturing

   We have no internal manufacturing capabilities. We have contracted and intend to contract with others for the production of active pharmaceutical ingredients and for the subsequent manufacturing and packaging of finished drug products. We purchase Hectorol from an FDA-inspected and approved supplier. We believe this supplier can produce Hectorol in a quantity sufficient to support commercialization of finished drug products. We use several FDA-inspected manufacturers to produce, formulate and package Hectorol as finished drug products, including capsules suitable for oral administration and solutions suitable for intravenous administration.

   Our dependence on third parties for the manufacture of Hectorol or for any other products may adversely affect our profit margins and ability to deliver products on a timely basis. We may encounter significant delays in obtaining supplies from manufacturers or experience interruptions in our supplies. The effects of a delay or interruption would be more severe if we rely on a single source of supply, as is presently the case for Hectorol.

   All of our suppliers have FDA-inspected facilities that operate under current Good Manufacturing Practices regulations established by the FDA. These regulations govern all stages of the drug manufacturing process, and are intended to assure that drugs produced will have the identity, strength, quality and purity represented in their labeling for all intended uses. If we were to establish our own manufacturing facility, we would need additional funds and would have to hire and train additional personnel and comply with the extensive regulations applicable to the facility.

Marketing and distribution

   The market for management of secondary hyperparathyroidism in kidney dialysis patients is a niche market in the U.S. involving less than 5,000 practicing nephrologists and a limited number of large service providers who treat the majority of patients in readily identifiable dialysis centers. Of the approximately 230,000 kidney dialysis disease patients in the U.S. in 1997, 85% received hemodialysis treatments three times a week at a dialysis center with the remaining 15% receiving self-administered peritoneal dialysis treatments at home. Hemodialysis service providers continue to consolidate; the top four companies own or operate 56% of dialysis centers and provide hemodialysis or peritoneal dialysis care to over 62% of U.S. patients. Consequently, we believe that the marketing and sale of Hectorol for management of secondary hyperparathyroidism in kidney dialysis patients in the U.S. could be accomplished with approximately 35 sales and marketing personnel.

   Our sales and marketing department currently consists of the Vice President, Sales & Marketing, hired in 1998, who has experience in pharmaceutical marketing and sales management, and the Marketing Director, also hired in 1998, who has extensive experience in sales and marketing in the kidney dialysis market. Development of promotional advertising programs is supported by agencies with proven track records in pharmaceutical and dialysis renal market advertising and communication.

   We also intend to develop LR-103, and selected second-generation vitamin D-hormone compounds for other indications. The target populations for one or more of these indications greatly exceed the kidney dialysis patient population. We are evaluating marketing strategies for the commercialization of Hectorol, LR-103, and selected second-generation vitamin D-hormone compounds in these indications.

   We have arranged for a third party with current Good Manufacturing Practice certified facilities to conduct certain administrative services related to our distribution of Hectorol. The service provider has a successful history of collaboration with small pharmaceutical companies, and demonstrates best practices in the distribution of pharmaceutical products in the United States. Broad distribution of Hectorol, as with many other pharmaceutical products in the U.S., can be achieved by utilizing existing wholesale distribution partners who are currently delivering vitamin D-hormone products to the retail hospital, and dialysis centers where the product is dispensed or administered.

   We intend to seek one or more collaborative partners to develop, market, and distribute Hectorol for management of secondary hyperparathyroidism in kidney dialysis patients in Japan and Europe. We, or any partner, would be required to obtain regulatory approval in any country where sales would occur. To the extent that we enter into marketing, distribution or co-promotion agreements with third parties, any revenue we would receive will depend on the efforts of those partners.

Research and development

   Our research and development efforts focus on the discovery and development of novel D-hormones and analogs which possess improved safety and effectiveness profiles. Through our collaboration with D-hormone research institutions, as well as our internal research and development efforts, we have developed substantial expertise in the area of D-hormone chemistry and have a portfolio of D-hormones and analogs, including Hectorol, which we believe are safer and more effective than existing D-hormone therapies. We conduct the majority of our research and development activities through our own staff and facilities. As of June 30, 1999, we had 18 employees engaged in research and development. Four of our employees have Ph.D. degrees. Our research and development program includes the early stages of product discovery and development through the receipt of FDA clearance or approval, and the expansion of new product uses and applications. Our research and development personnel include scientists and clinical, regulatory and quality assurance personnel with a variety of complementary skills and experiences. We have developed assay procedures for measuring the levels of blood-borne metabolites of D-hormones. Those assays provide support to our research and development of Hectorol and other product candidates. We also engage academic institutions and independent consultants to aid in research and the product development process. Through our collaborations with D-hormone research institutions, as well as our internal research and development efforts, we have developed substantial expertise in the area of D-hormone chemistry.

Intellectual Property

   Our success will depend in part on our ability to develop patentable products and technologies and obtain patent protection for our products and technologies both in the U.S. and other countries.

   The issued composition of matter patents covering Hectorol have expired and cannot be renewed or extended. We, however, own U.S. patents covering the use of Hectorol for the prevention and treatment of hyperparathyroidism, secondary hyperparathyroidism and metabolic bone disease, including renal osteodystrophy. A corresponding patent for the use of Hectorol to prevent and manage secondary hyperparathyroidism in kidney dialysis patients is pending before the European and Japanese patent offices, and a corresponding patent for the use of Hectorol to prevent and treat metabolic bone disease has been issued by the European Patent Office. Patent applications for similar coverage are pending in other countries.

   We also own U.S. patents for the use of Hectorol and other proprietary D-hormone compounds for treating prostate cancer. We have filed counterpart patent applications in Europe and other geographic markets, including Japan.

   Our issued patents and pending patent applications relating to Hectorol are method-of-use patents. A method-of-use patent encompasses the use of a compound or composition to treat a specified condition but does not encompass the compound itself, the active ingredient used in the composition or composition itself, or the method of making the composition or the compound used in the composition. Method-of-use patents provide less protection than composition of matter patents because of the possibility of off-label uses if other companies market or make the compound for other uses.

   We have a license from the Wisconsin Alumni Research Foundation to practice several of their process patents for the synthesis of Hectorol. Under this license, which extends at least through July 2, 2013 and expires upon the expiration of the last to expire of the licensed patents, the Wisconsin Alumni Research Foundation has agreed not to license to other parties the patents to manufacture Hectorol for use or sale anywhere in the world as long as the license agreement is in effect and we pay the annual license fee if Hectorol is being sold in the U.S. We also have our own patent in the U.S. for methods of synthesizing Hectorol and patent applications pending before the European Patent Office and in other geographic markets, including Japan.

   We have granted Draxis Health, Inc. a license to use and sell in Canada Hectorol for secondary hyperparathyroidism, osteoporosis and other metabolic bone diseases. We have also granted Draxis a license in Canada to all know-how developed by or on behalf of us relating to the use of Hectorol for those indications.

   We own issued patents and have pending patent applications in the U.S. and other countries relating to other D-hormones. Our patents and pending applications include claims to compounds, compositions, methods of synthesizing the compounds and compositions, methods of use and methods of delivery of active D-hormones and D-hormone analogs.

   The USDA holds certain rights to LR-103 under pending patent applications and has granted to us a worldwide exclusive license to make, use and sell products covered under the rights held by the USDA. The license expires upon the expiration of the last to expire of the licensed patents. The USDA may modify or terminate the license if these products are not brought by us to practical application, to the extent permitted by Federal regulation, with the benefits being made available to the public in the U.S. by April 7, 2002 or under certain other limited circumstances.

   In addition to patent protection, we also rely on proprietary information and trade secrets. We require our employees, consultants, and advisors to execute confidentiality agreements upon commencement of an employment or a consulting relationship with us.

Trademarks

   Bone Care's name and logo are a tradename and trademark of Bone Care, respectively. Our Intent To Use application for the trademark Hectorol has been allowed by the Patent and Trademark Office. The trademark registration should be issued after we file and the Patent and Trademark Office accepts our Statement of Use, which we would expect to file in October 1999.

Government regulation

   Regulation by governmental entities in the U.S. and other countries is a significant factor in the development, production and marketing of any new drug products developed. Pharmaceutical products are subject to rigorous regulation under the Federal Food, Drug and Cosmetic Act by the FDA in the U.S. and similar health authorities in foreign countries under laws and regulations that govern, among other things, testing for safety and effectiveness, manufacturing, labeling, storage, record keeping, import, export, advertising, promotion, marketing and distribution of such products. Product development and approval within this regulatory framework is uncertain, can take a number of years and requires the expenditure of substantial resources. Any failure to obtain regulatory approval, or any delay in obtaining such approvals, could adversely affect the marketing of our products under development and our ability to receive product or royalty revenues.

   The premarket approval regulatory requirements that must be met before a new drug product may be marketed in the U.S. include:

    . preclinical laboratory tests and preclinical laboratory animal studies;

    . the submission to the FDA of an investigational new drug application to obtain the FDA's consent to conduct proposed clinical trials;

    . adequate and well-controlled clinical trials to establish the safety and effectiveness of the new drug product;

    .  the submission to the FDA of a new drug application; and

    .  FDA review and approval of the new drug application.

   Preclinical tests include laboratory evaluation of a new drug, as well as laboratory animal studies to assess its potential safety and effectiveness in humans. Preclinical tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests, together with manufacturing and chemistry information regarding the new drug, must be submitted to the FDA as part of an investigational new drug application, which must become effective before clinical trials may commence. The investigational new drug application will automatically become effective 30 days after receipt by the FDA unless the FDA indicates prior to the end of the 30-day period that the proposed protocol raises concerns that must be resolved to the satisfaction of the FDA before the trials may proceed as outlined in the investigational new drug application. If that occurs, a timely resolution may not be achieved, if at all. The FDA may also impose a clinical hold on ongoing clinical trials, if for example, safety concerns are presented, in which case the study cannot recommence without FDA authorization under terms sanctioned by the agency.

   Clinical trials involve the administration of an investigational new drug product to healthy volunteers or to patients having the disease or condition for which the drug is intended, under the supervision of qualified principal investigators. Clinical trials are conducted in accordance with the FDA's Good Clinical Practice standards under protocols that detail:

    .  the objectives of the trial;

    .  inclusion and exclusion criteria;

    . the parameters and endpoints to be used to evaluate safety and efficacy;

    .  the control to be used (usually a placebo control);

    . the method for random administration to test drug and control patient groups;

    .  double-blinding procedures; and

    .  methods for the biostatistical analysis of the study results.

   Each protocol must be submitted to the FDA as part of the investigational new drug application. Each clinical trial must also be reviewed and approved by an independent institutional review board at the academic or medical institution at which the trial will be conducted. The institutional review board will consider, for example, ethical factors, the safety of human subjects and the possible liability of the institution. The institutional review board may require changes in a protocol, and there can be no assurance that the submission of an investigational new drug application will permit a study to be initiated or completed.

   Clinical trials generally are conducted in three sequential phases, but the phases may overlap.

    . Phase 1, the initial introduction of the new drug product into healthy human subjects or patients, involves testing to assess safety (adverse effects), absorption, metabolism, excretion, pharmacokinetics, pharmacodynamics and pharmacological actions associated with increasing doses.

    . Phase 2 involves studies in a limited patient population with the disease or condition for which the drug is intended to:

       . determine the efficacy of the potential product for specific, targeted indications;

       .  determine dosage tolerance and optimum dosage; and

       .  further identify possible adverse reactions and safety risks.

    . Phase 3 trials are undertaken if a compound is found to be effective and to have an acceptable safety profile in Phase 2 evaluations. Phase 3 trials involve evaluating further clinical effectiveness and safety within a broader patient population having the disease or condition, generally at multiple, geographically dispersed clinical sites.

   Phase 1, Phase 2 or Phase 3 testing may not be completed successfully within any specific time period, if at all, with respect to any of our products. Phase 4 clinical trials are studies conducted after FDA approval to document clinical benefit in the case of fast track accelerated approval conditions, as described below, or to gain additional experience from the treatment of patients with the disease for which the drug is used.

   The results of preclinical studies and clinical trials of a new drug, if successful, must be submitted to the FDA in a new drug application to seek FDA approval to market and commercialize the drug product for a specified use. FDA approval of the new drug application is required before marketing may begin in the U.S. The new drug application must also include data relating to the new drug product's chemistry and pharmacology, and methods and quality assurance and control procedures used in the manufacture of the new drug product. The FDA reviews all submitted new drug applications to assess whether they are complete for review, and may request additional information rather than accepting a new drug application for filing. In such an event, the new drug application must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the new drug application. Under the federal Food, Drug and Cosmetic Act, the FDA has 180 days in which to review the new drug application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. Nonetheless, because of the Prescription Drug User Fee Act, described below, the FDA has substantially reduced new drug application review times. In current practice, it typically takes FDA from 12 to 15 months to take action on a new drug application. The FDA may refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the new drug application should be approved. However, the FDA is not bound by the recommendation of an advisory committee.

   The FDA also requires a pre-approval inspection of plants or facilities at which the new drug product will be manufactured, to determine that the applicable manufacturing methods and controls used to produce the drug product are in compliance with the agency's current Good Manufacturing Practice regulations. Those regulations mandate, for example, quality control and quality assurance procedures and the maintenance of corresponding records and other documentation. If FDA evaluations of the new drug application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the new drug application. When and if those conditions (typically, labeling requirements) have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the product for certain indications. If the FDA's evaluation of the new drug application submission or manufacturing facilities is not favorable, the FDA may refuse to approve the new drug application or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. Even if additional data or information in response to an approvable or not approvable letter is submitted, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Once granted, the FDA may withdraw product approvals if compliance with regulatory standards is not maintained or safety or other problems associated with the drug occur following initial marketing.

   As a condition of new drug application approval, the FDA may require postmarketing testing (Phase 4 commitments) and surveillance to monitor the drug's safety or effectiveness. The FDA conditioned its June 1999 marketing approval for Hectorol capsules on our completing Phase 4 commitments by July 1, 2000. If we are unable to timely satisfy these commitments, the FDA could withdraw its approval.

   Before our products can be marketed outside of the U.S., they are subject to regulatory approval similar to FDA requirements in the U.S., although the requirements governing the conduct of clinical trials and other premarket approval requirements vary widely from country to country, and the time spent in gaining approval varies from that required for FDA approval. FDA approval does not assure approval by other regulatory authorities and we cannot predict whether foreign regulatory approvals will be granted. In some countries, the sales price of a drug product must also be approved. The pricing review period often begins after market approval is granted. Even if a foreign regulatory authority approves any of our products, we cannot predict whether satisfactory prices for our products will be approved.

   The Prescription Drug User Fee Act program, reauthorized by the FDA Modernization Act of 1997, requires the payment of a substantial application fee for each new drug application filed for a new prescription drug (at present approximately $280,000), and annual establishment and product fees for each marketed prescription drug for which a new drug application is approved. These fees are used by the FDA to hire additional personnel to review new drug applications, in order to expedite agency review of such applications with the goal of meeting the 180-day statutory review deadline. The FDA files annual reports with Congress on its progress in attaining this goal for applications reviewed during the previous government fiscal year. Review times for new drug applications have been reduced substantially as a result of this program. A small business (having fewer than 500 employees), such as our company, is granted a waiver of the application fee for the first new drug application it submits to the FDA, but must pay the full application fee for all subsequent applications.

   Manufacturing facilities in the U.S. are subject to periodic inspection by the FDA and state authorities, and must comply with current Good Manufacturing Practice regulations. Failure to comply with those regulations or other regulatory requirements, such as labeling and advertising rules and standards, may result in:

    .  withdrawal of marketing approval;

    .  warning letters;

    .  injunctions;

    .  recall or seizure of products;

    .  total or partial suspension of production;

    . FDA refusal to approve pending new drug applications or supplements to approved applications;

    .  refusal to permit products to be imported or exported;

    .  refusal to allow us to enter into government supply contracts; or

    .  criminal prosecution.

   Our research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials, and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our financial resources. We believe we comply in all material respects with applicable environmental laws and regulations.

Pharmaceutical pricing and reimbursement

   In both domestic and foreign markets, any sales of our products will depend in part on the availability of reimbursement from government health administration authorities, private health insurers, health maintenance organizations, pharmacy benefit management companies and other organizations. Both the federal and state governments in the U.S. and foreign governments continue to propose and pass legislation designed to contain or reduce the cost of health care, and regulations affecting the pricing of pharmaceuticals and other medical products and services may change or be adopted before any of our product candidates are approved for marketing or commercially available. In addition, these payors may challenge the price and cost-effectiveness of medical products and services. We cannot predict the reimbursement status of newly approved health care products. In addition, medical care for kidney dialysis patients is particularly sensitive to changes in health care policy.

   The initial indication for Hectorol is for the reduction of elevated parathyroid hormone levels in the management of secondary hyperparathyroidism in patients undergoing chronic renal dialysis. We believe a substantial portion of kidney dialysis patients in the U.S. are covered for reimbursement of health care costs through Medicare and Medicaid, both of which are administered by the Health Care Financing Administration. The current reimbursement policy of the Health Care Financing Administration is to provide reimbursement for drugs administered under the care and supervision of a physician in a hospital setting but not drugs which patients would administer themselves by prescription. As a result, intravenous D-hormones are currently favored by U.S. dialysis centers, because under a fee-for-service reimbursement arrangement, they are reimbursed by Medicare and Medicaid. We believe, however, that as the current trend to replace fee-for-service reimbursement plans with managed care reimbursement plans continues, dialysis centers will increasingly favor orally delivered D-hormones because of their lower cost. Our strategy to develop Hectorol capsules for the management of secondary hyperparathyroidism in kidney dialysis patients before an intravenous formulation is based on this assumption regarding trends in health care reimbursement and our belief that Hectorol capsule therapy may be provided to the potentially larger pre-dialysis market more immediately. Because the occurrence or timing of our assumptions regarding changes to reimbursement policies may not be correct, sales of Hectorol capsules could be negatively affected. Our ability to obtain third-party reimbursement for Hectorol may depend on the successful development of, receipt of regulatory approval for, and commercialization of, intravenous Hectorol.

Competition

   Many of our existing or potential competitors have substantially greater financial, research and development, marketing and human resources than us and are better equipped to develop, manufacture and market products. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. Accordingly, the relative speed with which we can develop products, complete preclinical testing and clinical trials and regulatory approval processes, and supply commercial quantities of products to the market are important competitive factors. A number of pharmaceutical and biotechnology companies are developing new products for the treatment of the same diseases we have targeted. Abbott Laboratories markets intravenous calcitriol (Calcijex(R)) and Hoffmann-LaRoche, Inc. markets oral calcitriol (Rocaltrol(R)). Both drugs are approved for the management of secondary hyperparathyroidism in kidney dialysis patients in the U.S. and certain European countries. Oral calcitriol is also approved in Japan. A number of companies market oral and intravenous alfacalcidol, a synthetic analog of calcitriol, in Europe and Japan under various trade names. Abbott Laboratories received marketing approval from the FDA in April 1998 for paricalcitol (Zemplar(R)), an intravenous formulation of a second generation D-hormone analog for the management of secondary hyperparathyroidism in kidney dialysis patients. This product is targeted at the same market as Hectorol, and Abbott has begun commercialization of this product. Other companies, including Amgen, Inc., Chugai Pharma Europe Ltd. and NPS Pharmaceuticals, Inc. are also developing new therapies for the management of secondary hyperparathyroidism in kidney dialysis patents for the U.S., European or Japanese markets. In addition, Leo Pharmaceuticals is developing and marketing D-hormone therapies for the treatment of certain hyperproliferative diseases and is marketing alfacalcidol, a synthetic analog of calcitriol, in Europe for the management of secondary hyperparathyroidism in kidney dialysis patients and osteoporosis associated with secondary hyperparathyroidism. Although we believe Hectorol has a superior safety profile to competing therapies, we will have to establish the superiority of Hectorol through our marketing efforts or by conducting comparative clinical trials and will be competing against established companies with substantially greater financial, marketing and human resources.

Employees

   As of September 15, 1999, we had 38 full-time employees, including 18 in research and development, 13 in sales and marketing and 7 in administration. Four of our employees have Ph.D. degrees. None of our employees is represented by a union. We consider our employee relations to be good.

Factors Affecting Future Results

 Our business is at an early stage of development and therefore our success depends on overcoming several obstacles

   Our business is at an early stage of development and we currently do not sell any products. Although we received regulatory approval from the FDA in June 1999 to market Hectorol capsules for the management of secondary hyperparathyroidism in kidney dialysis patients, we do not expect to begin selling commercial quantities of Hectorol capsules until October 1999. We do not have regulatory approval to market any other product, including intravenous Hectorol for the management of secondary hyperparathyroidism in dialysis patients. Other than Hectorol, our product candidates require extensive research and development and preclinical and clinical testing before we can submit a new drug application to the FDA.

   Before we can generate enough revenue to achieve positive cash flow and finance our operations, we face many obstacles which could prevent us from succeeding, including the following:

    .  Hectorol capsules may not achieve market acceptance.

    . We may not timely satisfy the post-approval commitments the FDA placed on Hectorol capsules.

    . We may not be able to produce Hectorol capsules in commercial quantities at reasonable cost.

    . The FDA may not accept our new drug application submitted to the FDA for intravenous Hectorol or, if the application is accepted, may not approve intravenous Hectorol for the management of secondary hyperparathyroidism in kidney dialysis patients.

    . We may not be able to complete the clinical trials for other product candidates, including Hectorol for treatment of pre-dialysis patients, on schedule, or at all.

    . Our other product candidates may not prove safe and effective in clinical trials.

    . We may not obtain FDA or other required regulatory approvals for any of our product candidates other than Hectorol capsules for the management of secondary hyperparathyroidism in kidney dialysis patients.

    . We may not be able to enter into arrangements with others to market and sell Hectorol in foreign markets.

 We have a history of losses and expect our losses to continue

   We have incurred losses since we began operating. As of June 30, 1999, our accumulated deficit was approximately $15.8 million. We currently do not sell any products. We have spent our funds primarily on product development, with a focus on developing Hectorol. We expect our operating losses to continue and increase for the foreseeable future as our marketing and research and development activities expand. Our ability to achieve profitability will depend in part on our ability to overcome the obstacles discussed in the preceding paragraph. We do not know whether we will achieve profitability, or whether profitability, if achieved, will be sustained.

 If we do not generate adequate profitable sales of Hectorol, we will not succeed

   If we do not obtain the FDA's approval of intravenous Hectorol for management of secondary hyperparathyroidism in kidney dialysis patients or we do not successfully market and sell Hectorol capsules, we may not have the financial resources to continue research and development of Hectorol and other product candidates. The FDA conditioned its marketing approval for Hectorol capsules on our completing post-approval Phase 4 commitments by July 1, 2000. If we fail to timely satisfy these commitments, the FDA could withdraw its approval. In addition, technological developments may result in Hectorol becoming obsolete or non-competitive before we are able to recover any portion of the expenses we have incurred to develop, test and commercialize Hectorol.

 Failure to raise additional funds in the future may affect the development, manufacture and sale of our products

   Based upon our current plans, we believe we have sufficient funds to meet our operating expenses and capital requirements through the third quarter of fiscal year 2000. Thereafter, we will need to raise additional capital to fund our research and development programs, preclinical and clinical testing, operating expenses, regulatory processes, manufacturing and marketing programs and our working capital requirements. We intend to seek such additional funding from equity offerings or other sources. There is no assurance that such additional funds will be available on acceptable terms, if at all. Should our plans not be consummated, we may have to seek alternative sources of capital or reevaluate our operating plans. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included elsewhere in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

 We are subject to extensive ongoing government regulation

   Any new drug product must undergo lengthy and rigorous preclinical testing and clinical trials and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities prior to approval for sale. We may elect to delay or cancel our anticipated regulatory submissions for proposed products for a number of reasons, including:

    .  unanticipated preclinical testing or clinical trial reports,

    .  lack of sufficient resources,

    . changes in FDA regulations or guidelines, or the FDA's adoption of new regulations or guidelines,

    .  unanticipated enforcement of existing regulations or guidelines,

    .  unexpected technological developments, and

    .  developments by our competitors.

Delays in obtaining regulatory approvals would adversely affect the marketing of our products, impose significant additional costs, diminish our competitive advantage and adversely affect our ability to generate revenues and profits.

   The FDA continues to review products even after they receive FDA approval. The manufacture and marketing of Hectorol is subject to ongoing regulation, including compliance with the FDA's current Good Manufacturing Practices, adverse event reporting requirements and the FDA's general prohibitions against promoting products for "off-label" uses. An "off-label" use is a use not listed on the FDA-approved labeling. We are also subject to inspection and market surveillance by the FDA for compliance with these and other requirements. Any enforcement action resulting from failure to comply with these requirements could affect the manufacture and marketing of Hectorol. In addition, the FDA could withdraw a previously approved product from the market upon receipt of new information.

   We are subject to a variety of regulations governing clinical trials and sales of our products outside the U.S. Whether or not FDA approval has been obtained, we must secure approval of a product by comparable non-U.S. regulatory authorities prior to the commencement of marketing of the product in a country. The approval process varies from country to country and the time needed to secure additional approvals may be longer than that required for FDA approval. These applications may require the completion of preclinical and clinical studies and disclosure of information relating to manufacturing and controls. Unanticipated changes in existing regulations or the adoption of new regulations could affect the manufacture and marketing of our products.

   In addition to regulatory approvals for our product candidates, we must also comply with numerous federal, state and local laws, regulations and recommendations relating to safe working conditions, current Good Laboratory Practices, current Good Manufacturing Practices, the experimental use of animals, the environment and the use and disposal of hazardous substances used in connection with our discovery and research and development work, including the use and control of radioactive compounds and infectious disease agents. We cannot predict the extent of government regulation or the impact of new governmental regulations which might have an adverse effect on the discovery, development, production and marketing of our products. We may be required to incur significant costs to comply with current or future laws or regulations.

 Our failure to obtain regulatory approvals in foreign jurisdictions would prevent us from marketing Hectorol abroad

   We also intend to market our products in international markets, including the European Union and Japan. We must obtain separate regulatory approvals in order to market our products in the European Union, Japan and many other foreign jurisdictions. The regulatory approval processes may differ among these jurisdictions. Approval in any one jurisdiction does not ensure approvals in a different jurisdiction. We intend to collaborate with others to pursue foreign regulatory approvals and to sell in these markets. As a result, revenues from sales of Hectorol outside the U.S. will require us to invest additional resources and enter into arrangements with partners.

 Our success depends upon our ability to protect our intellectual property

   Our success will depend to a significant degree on our ability to obtain and enforce patents and licenses to patent rights and to maintain trade secrets, both in the U.S. and in other countries. The patent position, however, of pharmaceutical companies is often uncertain and involves complex legal and factual questions, not the least of which is that the breadth of patent claims in pharmaceutical patents cannot be predicted. In addition, a substantial backlog of pharmaceutical patent applications exists at the U.S. Patent and Trademark Office. The backlog may delay review and potential issuance of patents.

   To date, we have filed a number of patent applications in the U.S. and other countries. Our issued patents and pending patent applications relating to Hectorol, are method-of-use patents which cover only the use of certain compounds to treat specified conditions, rather than composition of matter patents which would cover the chemical composition of the active ingredient. Method-of-use patents provide less protection than composition of matter patents because of the possibility of off-label uses if other companies market or make the compound for other uses. We actively continue to file applications as appropriate for patents covering our products, uses and processes. We cannot guarantee that we will obtain patent protection for our products or processes.

   We also cannot guarantee that competitors will not successfully challenge our patents, if issued, on the basis of validity and/or enforceability. Nor can we guarantee that they will not circumvent or design around our patent position. We could face increased competition as a result of failure of patents to issue on pending applications or a finding of invalidity and/or unenforeceability of one of our patents.

   In the U.S., patent applications are maintained in secrecy until a patent issues. We cannot be certain that others have not filed patent applications for compounds, uses or processes covered by our pending applications. We also cannot be certain that we were the first to invent or discover the compound, use or process that is the subject of such applications. Competitiors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds, uses or processes that block or compete with our patents and rights. We are aware of a significant number of patent applications relating to D-hormones filed by and patents issued to third parties. Should any of our competitors have filed patent applications in the U.S. that claim compounds, uses or processes also claimed by us, we may have to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention and, thus, the right to a patent for the compounds, uses or processes in the U.S. Such a proceeding could result in substantial cost to us even if the outcome is favourable.

   We have not filed patent applications in every country of the world. In certain countries, obtaining patents for our products, processes and uses may be difficult or impossible. Patents issued in countries other than the U.S. and in regions other than Europe may be harder to enforce than, and may not provide the same protection as, patents obtained in the U.S. and Europe.

   In addition, litigation may be necessary to enforce our patents or to determine the scope and validity of the proprietary rights of third parties. Litigation could result in substantial cost to us. We cannot guarantee that our patents or those of licensors from whom we have licensed rights will not be challenged, invalidated, found unenforceable or circumvented. Nor can we guarantee that the rights granted under licenses will provide any proprietary protection or commercial advantage to us.

   Operation of our business also relies on proprietary information and trade secrets. We require our employees, consultants and advisors to execute confidentiality agreements upon commencement of employment or consulting relationships with us. We cannot guarantee, however, that these agreements will provide meaningful protection or adequate remedies for our proprietary information and trade secrets in the event of unauthorized use or disclosure of such information. Nor can we guarantee that the parties to such agreements will not breach their agreements. We also cannot guarantee that third parties will not know, discover or develop independently, equivalent proprietary information or techniques, that they will not gain access to our trade secrets or disclose such trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets.

 We may infringe upon the intellectual property of third parties

   Our commercial success depends significantly on our ability to operate our business without infringing upon the patents and other proprietary rights of third parties. We cannot guarantee that our compounds, uses or processes do not and will not infringe upon the patents and proprietary rights of third parties. In the event of an infringement determination, we may be enjoined from research, development or commercialization of our products. We may also be required to enter into royalty or license arrangements with third parties claiming infringement or otherwise to design around their patents. Any required license, if available at all, may not be obtained on commercially reasonable terms. If we do not obtain such licenses and we are not able to design around such patent, we may be delayed or prevented from pursuing the development of certain of our product candidates.

 Current reimbursement policies may continue to favor intravenous treatments over Hectorol capsules and uncertainty of third party reimbursement could affect our profitability

   Sales of prescription drugs depend, in part, on the consumer's ability to be reimbursed for the cost of the drugs by government agencies, private insurance plans and other payers. The current reimbursement policy applicable to Medicare and Medicaid is to provide reimbursement for drugs administered under the care and supervision of a physician in a hospital setting but not drugs which patients would administer themselves by prescription. As a result, intravenous D-hormones are favored by U.S. dialysis centers. Our strategy to develop Hectorol capsules before intravenous Hectorol is based on our belief that trends in health care cost containment and reimbursement will result in dialysis centers favoring orally administered drugs like Hectorol capsules and that Hectorol capsule therapy may be provided to the potentially larger pre-dialysis market more immediately. The timing of our beliefs may be wrong, and it is possible that reimbursement policies may not ever favor oral drugs, making it important to us that the FDA approve the intravenous form of Hectorol.

 Health care reform and changes in the health care industry can affect the pricing of Hectorol

   The federal government and private insurers have considered ways to change, and have changed, the manner in which health care services are provided in the U.S. Potential approaches and changes in recent years include controls on health care spending and the creation of large purchasing groups. In the future, it is possible that the government may institute price controls and limits on Medicare and Medicaid spending. These controls and limits might affect the payments we collect from sales of our products. In addition, medical care for dialysis patients is particularly sensitive to changes in health care policy. Assuming we succeed in bringing Hectorol to market, uncertainties regarding future health care reform and private market practices could impact our ability to sell Hectorol in large quantities at profitable prices.

 We have many competitors, several of which have significantly greater financial, and other resources

   We face competition from several companies that are focused on the development of D-hormone therapies, particularly treatment of secondary hyperparathyroidism and hyperproliferative diseases. We also compete with other companies that produce D-hormones and D-hormone analogs for international marketplaces where alternative treatments have been approved. Companies also compete indirectly with us utilizing different therapeutic approaches. Other companies may also compete with us through collaborative arrangements with other companies. Many of our competitors have substantially greater financial, research and development and marketing resources than we do and are better equipped to develop, manufacture and market products.

    . Abbott Laboratories markets intravenous calcitriol (Calcijex(R)) and Hoffmann-LaRoche, Inc. markets oral calcitriol (Rocaltrol(R)). Both drugs are approved for the management of secondary hyperparathyroidism in kidney dialysis patients in the U.S. and certain European countries. Oral calcitriol is also approved in Japan.

    . Hoffman-LaRoche, Inc. markets oral calcitriol (Rocaltrol(R)) in the U.S. for the management of secondary hyperparathyroidism in patients with kidney disease not on dialysis.

    . A number of companies market oral and intravenous alfacalcidol, a synthetic analog of calcitriol, in Europe and Japan under various trade names.

    . Abbott Laboratories received marketing approval from the FDA in April 1998 for paricalcitol (Zemplar(R)), an intravenous formulation of a second generation D-hormone analog for the management of secondary hyperparathyroidism in kidney dialysis patients.

    . Other companies, including Amgen, Inc., Chugai Pharma Europe Ltd. and NPS Pharmaceuticals, Inc. are also developing new therapies for the management of secondary hyperparathyroidism in kidney dialysis patients for the U.S., European or Japanese markets.

    . Leo Pharmaceuticals is developing and marketing D-hormone therapies for the treatment of certain hyperproliferative diseases and is marketing alfacalcidol in Europe for the management of secondary hyperparathyroidism in kidney dialysis patients and the treatment of osteoporosis associated with secondary hyperparathyroidism.

   If our competitors develop more effective and/or affordable products, or achieve earlier patent protection or product commercialization than we do, our operations will likely be negatively affected.

   We also face competition for marketing, distribution and collaborative development agreements, for establishing relationships with academic and research institutions, and for licenses to intellectual property. In addition, academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs.

 We may need additional licensed patents and additional partners or collaborators

   Our strategy for the further research, development and commercialization of our products and technologies may require us to enter into various arrangements with licensors, licensees, academic institutions and others, and we may therefore depend on the subsequent success of these other persons to perform their responsibilities. Currently, we have the following significant patent relationships:

    . We have licensed rights under several process patents for the manufacture of Hectorol from the Wisconsin Alumni Research
       Foundation.

    . The U.S. Department of Agriculture holds certain rights to LR-103 under pending patent applications and has granted us a worldwide exclusive license to make, use and sell products covered under the rights held by the USDA. The license may be modified or terminated by the USDA if we do not bring these products to practical application, to the extent permitted by Federal regulation, with the benefits being made available to the public in the U.S. by April 7, 2002.

   We may be unable to enter into additional licensing or other collaborative arrangements that we think are necessary to develop and commercialize our products or we may not realize any or all of the contemplated benefits from those arrangements.

 We have no experience manufacturing pharmaceutical products so we must rely exclusively on suppliers to manufacture our products

   The manufacture of pharmaceutical products requires significant expertise and capital investment. We do not have the internal capability to manufacture pharmaceutical products, and we currently use others to manufacture active pharmaceutical ingredients and to formulate and package Hectorol. Our manufacturers are required to adhere to regulations enforced by the FDA. Our dependence upon others for the manufacture of our products may adversely affect our profit margins and our ability to develop and commercialize products on a timely and competitive basis. Delays or difficulties with contract manufacturers in producing, packaging or distributing our products, would adversely affect the market introduction and sales of our products. If we have to seek alternative sources of supply, we may be unable to enter into alternative supply arrangements on commercially acceptable terms, if at all.

   While we do not currently intend to manufacture any products ourselves, we may choose to do so in the future. If we were to manufacture products ourselves, we would need substantial additional financing to build manufacturing facilities. We also would be subject to additional regulatory requirements and would be subject to risks regarding delays or difficulties encountered in manufacturing any product. We may not be able to manufacture any products successfully or in a cost-effective manner.

 We have limited sales and marketing experience which may hamper our ability to sell our products

   We currently have limited internal marketing and sales personnel. To market Hectorol and any other products the FDA may approve, we will have to increase our marketing staff and establish a sales force with technical expertise. We will need to invest a significant amount of money to establish these sales and marketing capabilities.

 We are exposed to product liability risks which may exceed our existing coverage

   Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. We have obtained product liability insurance relating to clinical trials and our current product. We may not be able to maintain adequate product liability insurance on acceptable terms. Claims or losses in excess of any product liability insurance coverage that we have or may obtain, or a series of unsuccessful claims against us, could have a material adverse effect on our business, financial condition and results of operations.

 We depend on our key personnel and attracting new personnel

   Our success depends upon our ability to attract and retain qualified scientific, technical and managerial personnel. We depend in large part on the continued services of our President and Chief Executive Officer, Dr. Charles
W. Bishop, with whom we do not have an employment agreement.

   Pharmaceutical companies, academic and government organizations, research institutions and other entities compete for the services of qualified scientists, technicians and managerial personnel. We may not be able to attract and retain such personnel. Furthermore, our anticipated growth and expansion into areas and activities requiring additional expertise, such as marketing, will require the addition of new personnel.

 Our corporate structure and features of our corporate charter may have the effect of delaying, deferring or preventing takeover transactions

   Based on the number of shares outstanding at August 31, 1999, our executive officers and directors will beneficially own approximately 33% of the our common stock and, as a result, will have significant control. See "Principal Shareholders." Management's stock ownership could delay, defer or prevent a change in control of Bone Care. In addition, our articles of incorporation and by-laws and certain provisions of Wisconsin law may discourage takeover attempts not first approved by our board of directors (including takeovers which some shareholders may believe are in their best interests). These provisions could delay or frustrate the removal of incumbent directors or the assumption of control by an acquiror, even if removal or assumption of control would benefit shareholders. These provisions also could discourage or make more difficult a merger, tender offer or proxy contest, even if those events would benefit shareholders. You should consider the following:

    . We have a classified board of directors serving staggered three-year terms.

    . There are provisions in Wisconsin law which may discourage certain types of transactions involving an actual or potential change of control.

    . Our board of directors may authorize the issuance of up to 2,000,000 shares of preferred stock and determine the price, rights, preferences and privileges of those shares without any vote or action by shareholders.

    .  We have a shareholders rights plan.

 Our stock price is volatile and we are therefore vulnerable to shareholder litigation

   Our stock price has fluctuated substantially since we became a public company in May 1996. Our stock price, like that of many other biotechnology and pharmaceutical companies, is likely to remain volatile.

   The stock market has also from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, in the past, class action lawsuits have often been instituted against biotechnology and pharmaceutical companies following periods of volatility in the market price of their stock. If litigation were instituted against us on this basis, it could result in substantial costs and would divert management's attention and resources.

 Future sales of common stock could depress our stock price

   At August 31, 1999, Bone Care had outstanding 10,173,396 shares of common stock. All of these shares may be sold in the public market immediately without restriction or registration under the Securities Act by persons other than our "affiliates", as defined under the Securities Act.

   Sales of substantial amounts of common stock in the public market, or the perception that such sales could occur, could adversely affect the trading price of our common stock and could impair our future ability to raise capital through an offering of our common stock or other equity securities.

Special Note Regarding Forward-Looking Statements

   This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bone Care to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our early stage of development, our dependence on our ability to obtain regulatory approval of intravenous Hectorol, the uncertainty of our future profitability, the uncertainty of regulatory approvals of any drugs developed by Bone Care, uncertainty regarding on-going governmental regulation, our ability to obtain regulatory approval in foreign countries, the uncertainty of our ability to protect our intellectual property, our ability to avoid infringing upon the intellectual property of third parties, the uncertainty related to pricing and reimbursement of our products, health care reform and changes in the health care industry, the intense competition in the pharmaceutical and biotechnology industries, our potential need for additional partners or collaborators, our future capital needs and uncertainty of additional financing, our lack of manufacturing capabilities and limited sales and marketing experience, product liability risks, and our ability to retain and attract personnel. Certain of these factors are discussed in more detail under "Factors Affecting Future Results". Readers should also carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 2. PROPERTIES

   We currently lease approximately 11,000 square feet of office and laboratory space in Madison, Wisconsin. The lease expires on November 30, 2000. We believe our facility is adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

   We may be a defendant from time to time in actions arising out of our ordinary business operations. In the opinion of our management, the outcome of pending claims is not likely to have a material adverse effect on our financial position or our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is quoted on the Nasdaq National Market of The Nasdaq Stock Market under the symbol "BCII". The following table sets forth high and low sales prices as reported on The Nasdaq Stock Market for fiscal years 1998 and 1999 as indicated.

                                                  First  Second   Third  Fourth
                                                 Quarter Quarter Quarter Quarter
                                                 ------- ------- ------- -------
1998
  High.......................................... $11.50  $12.62  $10.88  $11.12
  Low........................................... $ 6.50  $ 9.75  $ 7.25  $ 8.75
1999
  High.......................................... $10.25  $11.88  $14.75  $15.31
  Low...........................................   7.25  $ 7.69  $10.25  $ 9.00

   As of June 30, 1999, Bone Care's common stock was held by approximately 2,100 stockholders of record or through nominee or street name accounts with brokers.

   We have never paid any cash dividends on our shares of common stock and do not plan on paying any in the foreseeable future. Any payment of dividends would depend upon the our pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.

   In connection with a directed public offering of 1,326,000 shares of common stock (the "Offering") in 1998, we filed a Registration Statement on Form S-1, SEC File No. 333-43923 ("Registration Statement"), which was declared effective by the Commission on July 22, 1998. The Offering commenced on July 22, 1998, and all securities were sold in the Offering. We sold all shares directly to investors and incurred no underwriting costs in the transaction.

   Pursuant to the Registration Statement, we sold 1,326,000 shares of common stock in the Offering at a price of $8.00 per share for an aggregate offering price of $10,608,000. Certain directors of Bone Care purchased 276,000 shares of the Offering.

   We incurred offering expenses of approximately $338,000. All of such expenses were direct or indirect payments to others. The net proceeds from the Offering to Bone Care after total expenses was approximately $10,270,000.

   We intend to use the net proceeds of the Offering to fund research and development, including preclinical and clinical activities in support of regulatory approvals, for commercialization activities related to Hectorol for treatment of secondary hyperparathyroidism in kidney dialysis patients and for working capital and general corporate purposes.

   Through June 30, 1999, we have used approximately $3,500,000 of the net proceeds for such purposes. The net proceeds not yet utilized have been invested in short-term, investment grade municipal securities. The use of proceeds from the Offering does not represent a material change in the use of proceeds described in the prospectus which is part of the Registration Statement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The consolidated statements of operations data set forth below for each of the years ended June 30, 1999, 1998, and 1997 and the consolidated balance sheet data as of June 30, 1999 and 1998 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report and should be read in conjunction with those Consolidated Financial Statements and Notes. The consolidated statements of operations data for the years ended June 30, 1996 and 1995 and the consolidated balance sheet data as of June 30, 1997, 1996, and 1995 are derived from audited Consolidated Financial Statements of Bone Care not included herein.

                                            Year Ended June 30,
                                  --------------------------------------------
                                    1999      1998     1997     1996     1995
                                  --------  --------  -------  -------  ------
                                   (in thousands, except per share data)
Consolidated Statements of
 Operations Data:
  Revenues....................... $    --   $    --   $    39  $    19  $   15
  Operating expenses:
    Cost of sales................      --        --        38       12     --
    Research and development.....    3,455     3,932    2,885    1,158     535
    Marketing, general and
     administrative..............    2,855       898      439      197     172
                                  --------  --------  -------  -------  ------
      Total operating expenses...    6,310     4,830    3,362    1,367     707
  Loss from operations...........   (6,310)   (4,830)  (3,323)  (1,348)   (692)
  Interest income (expense),
   net...........................      533       340      529       90      (7)
                                  --------  --------  -------  -------  ------
  Net loss....................... $ (5,777) $ (4,490) $(2,794) $(1,258) $ (699)
                                  ========  ========  =======  =======  ======
  Net loss per common share...... $  (0.57) $  (0.51) $ (0.32) $ (0.26) $(0.41)
                                  ========  ========  =======  =======  ======
  Weighted average common shares
   outstanding...................   10,055     8,747    8,713    4,894   1,698
                                  ========  ========  =======  =======  ======
                                                  June 30,
                                  --------------------------------------------
                                    1998      1997     1996     1995     1994
                                  --------  --------  -------  -------  ------
                                               (in thousands)
Consolidated Balance Sheet Data:
  Cash and cash equivalents...... $  7,314  $  3,484  $ 8,532  $11,061  $   23
  Working capital................    7,956     3,073    8,103   11,004    (427)
  Total assets...................   10,303     5,813    9,900   12,261   1,029
  Total long-term liabilities....      --        --       --       --      --
  Accumulated deficit............  (15,797)  (10,020)  (5,530)  (2,736) (1,478)
  Total shareholders' equity.....    9,717     5,122    9,420   12,182     559

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Bone Care is a leader in the discovery and development of improved D-hormone therapies for the treatment of secondary hyperparathyroidism and certain hyperproliferative diseases. D-hormones have a key role in the progression and management of secondary hyperparathyroidism in patient populations with kidney dysfunction, including kidney dialysis, pre-dialysis, and certain osteoporosis patients. Left untreated, secondary hyperparathyroidism contributes to the development of debilitating metabolic bone diseases. D-hormones also have a role in certain hyperproliferative diseases, including psoriasis and cancers of the prostate, breast and colon. We have developed a portfolio of D-hormones and analogs which we believe possess improved safety and efficacy profiles compared to existing D-hormone therapies.

   Since our inception in 1984, we have generated minimal revenue from operations and substantially all of our resources have been dedicated to:

    . the development, patenting, preclinical testing and clinical trials of Hectorol,

    .  the development of manufacturing processes for Hectorol,

    .  pursuing U.S. regulatory approvals of Hectorol, and

    . research and development and preclinical testing of other potential product candidates.

   We have lost money since inception and, as of June 30, 1999, had an accumulated deficit of approximately $15.8 million. Our only sources of revenue have consisted of:

    . Licensing fees associated with early stage research collaborations, which have expired, and

    .  Fees from conducting incidental laboratory assay services.

   Commercialization, regulatory compliance and sales efforts associated with Hectorol capsules and pursuit of regulatory approval of intravenous Hectorol will require substantial resources prior to achieving profitable operating levels. Further, development of other product candidates, or expansion of Hectorol into other therapeutic areas, will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We expect to incur substantial losses until revenue levels from the sale of Hectorol capsules or other products are sufficient to offset those expenses. The amount and timing of our operating expenses will depend on many factors, including:

    .  the extent to which Hectorol capsules obtain market acceptance,

    . the costs of sales and marketing activities associated with Hectorol,

    .  the timing of regulatory actions relating to intravenous Hectorol,

    .  the status of our research and development activities,

    . the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights,

    . our ability to maintain our current manufacturing capabilities through relationships with third parties or establish those capabilities internally,

    .  technological and other changes in the competitive landscape, and

    . evaluation of the commercial viability of potential product candidates.

   As a result, we believe that period-to-period comparisons of our financial results are not necessarily meaningful. Our past results of operations should not be relied on as an indication of future performance. If we fail to meet the research, development and financial expectations of securities analysts and investors, it could have a negative adverse effect on the market price of our common stock. Our ability to achieve profitability will depend, in part, on our ability to achieve adequate levels of revenue from the sales of Hectorol capsules, and our ability to successfully develop and obtain regulatory approval for product candidates other than Hectorol capsules. We may not generate adequate levels of revenue or achieve profitable operations.

Results of Operations

 Fiscal Years Ended June 30, 1999 and June 30, 1998

   Our research and development expenses were $3,455,401 and $3,932,008 in fiscal 1999 and 1998, respectively. These expenses decreased because during fiscal 1998 we completed synthesis and formulation research activities for Hectorol capsules. The resulting reduced expenses were largely offset by increased regulatory filing and compliance costs during fiscal 1999.

   Marketing, general and administrative expenses were $2,854,785 and $898,274 in fiscal 1999 and 1998, respectively. Expenses increased because we began pre-marketing activities relating to the launch of Hectorol capsules.

   Interest income increased to $533.571 in fiscal 1999 from $340,349 in fiscal 1998. In July 1998, our cash balance increased approximately $10.25 million as a result of receiving the net proceeds of a common stock offering. The increase in interest income was due to the resulting higher level of average cash balances.

 Fiscal Years Ended June 30, 1998 and June 30, 1997

   Research and development expenses increased to $3,932,008 in fiscal 1998 from $2,885,127 in fiscal 1997. The increase was primarily due to higher synthesis and formulation research expenditures for commercialization of Hectorol capsules.

   Our marketing, general and administrative expenses increased by $459,443 to $898,274 in fiscal 1998 from $438,831 in fiscal 1997. The increase was the result of:

    .  support of expanded research and development activities, and

    . the commencement of commercialization efforts related to Hectorol capsules.

   Interest income decreased to $340,349 in fiscal 1998 from $528,492 in fiscal 1997. The decrease was caused by lower average cash balances resulting from our operating losses.

Liquidity and Capital Resources

   In July 1998, we completed a directed public offering of 1,326,000 shares of common stock at a price of $8.00 per share. We received proceeds of approximately $10.25 million from the sale, net of offering expenses. We do not have any lines of credit with any banks or other lenders.

   Net cash used in operating activities was $6,403,670, $4,255,461 and $2,191,262 in fiscal 1999, 1998 and 1997, respectively. The cash used by operating activities was used primarily to fund the research and development of Hectorol and more recently to also fund marketing and commercialization efforts for Hectorol capsules.

   Cash and cash equivalents were $7,313,551 and $3,484,374 at June 30, 1999 and June 30, 1998, respectively. Cash and cash equivalents are currently invested primarily in short-term investment grade municipal securities.

   We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations until we achieve significant revenues from the sale of Hectorol capsules and, if approved by the FDA, intravenous Hectorol. We have expended, and expect to continue to expend in the future, substantial funds for our

    .  research and development programs;

    .  preclinical and clinical testing;

    . regulatory processes, including completion of FDA post-approval Phase 4 commitments for Hectorol capsules and pursuing FDA approval of intravenous Hectorol;

    .  manufacturing expenses;

    .  product launch and marketing programs; and

    .  other operating expenses.

   Based upon our current plans, we believe we have sufficient funds to meet our operating expenses and capital requirements through the third quarter of fiscal year 2000. Thereafter, we will need to raise additional capital to fund our operations. We intend to seek such additional funding from equity offerings or other sources. There is no assurance that such additional funds will be available on acceptable terms, if at all. Should our plans not be consummated, we may have to seek alternative sources of capital or reevaluate our operating plans. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included elsewhere in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

   At June 30, 1999, we had state tax net operating loss carryforwards of approximately $15,582,000 and state research and development tax credit carryforwards of approximately $177,000, which will begin expiring in 2009 and federal net operating loss carryforwards of approximately $12,994,000 and research and development tax credit carryforwards of approximately $677,000, which will begin expiring in 2012.

Year 2000 Compliance

   Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. To distinguish 21st century from 20th century dates, these date code fields must be able to accept four-digit entries.

   We have reviewed our existing financial and other business information systems and believe that our computer systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data.

   It is possible that third parties such as suppliers or contract research institutions, may have noncompliant computer systems or programs which may not interface properly with our computer systems or which may otherwise result in a disruption of our operations.

   We currently anticipate that the expenses and capital expenditures associated with our year 2000 compliance program will not have a material effect on our financial position or results of operations. Although we believe that we will achieve year 2000 compliance through our efforts, there can be no assurance that these efforts will succeed. We could be adversely affected if we or third parties fail to successfully achieve year 2000 compliance. In particular, a disruption to our commercialization efforts for Hectorol could have a material effect on our financial position or results of operations.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our sales from inception to date have been made to U.S. customers and, as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to sell in foreign markets, including Europe and Asia. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. At June 30, 1999, we did not hold any short or long-term investments other than short-term investment grade municipal securities and, therefore, did not have any market risk exposure related to changes in interest rates. Therefore, no quantitative tabular disclosures are required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         BONE CARE INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                     Page(s) in
                                                                     Form 10-K
                                                                     ----------
The following documents are filed as part of this report:
(1) Financial Statements:
  Consolidated Balance Sheets at June 30, 1999 and 1998.............     30
  Consolidated Statements of Operations for the years ended June 30,
   1999, 1998,
   and 1997.........................................................     31
  Consolidated Statements of Shareholders' Equity for the years
   ended June 30, 1999, 1998, and 1997..............................     32
  Consolidated Statements of Cash Flows for the years ended June 30,
   1999, 1998, and 1997.............................................     33
  Notes to Consolidated Financial Statements........................     34
  Independent Auditors' Report......................................     41
(2) Financial Statement Schedule:

   All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                  BONE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                             June 30, 1999 and 1998

                                                         1999         1998
                                                     ------------  -----------
                       Assets
Current assets:
  Cash and cash equivalents......................... $  7,313,551    3,484,374
  Inventory.........................................    1,119,262      229,500
  Other current assets..............................      110,017       50,162
                                                     ------------  -----------
      Total current assets..........................    8,542,830    3,764,036
Property, plant, and equipment--at cost:
  Leasehold improvements............................       97,319       72,105
  Furniture and fixtures............................      101,144       57,122
  Machinery and other equipment.....................      579,008      490,915
                                                     ------------  -----------
                                                          777,471      620,142
  Less accumulated depreciation and amortization....      467,879      310,054
                                                     ------------  -----------
                                                          309,592      310,088
Patent fees, net of accumulated amortization of
 $645,013 at June 30, 1999 and $491,462 at June 30,
 1998...............................................      862,645      738,808
Excess of cost over fair value of net assets
 acquired, net of accumulated amortization of
 $821,856 at June 30, 1999 and $732,408 at June 30,
 1998...............................................      538,061      627,509
Other non-current assets............................       50,133      372,835
                                                     ------------  -----------
                                                     $ 10,303,261    5,813,276
                                                     ============  ===========
        Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable.................................. $    202,686       59,585
  Accrued liabilities:
    Accrued clinical study and research costs.......      171,988      481,005
    Compensation payable............................       43,311       32,741
    Other...........................................       43,477      117,964
  Deferred revenue..................................      125,000          --
                                                     ------------  -----------
      Total current liabilities.....................      586,462      691,295
Shareholders' equity:
  Preferred stock--authorized 2,000,000 shares of
   $.001 par value;
   none issued......................................          --           --
  Common stock--authorized 28,000,000 shares of no
   par value; issued and
   outstanding 10,173,396 and 8,808,956 shares at
   June 30, 1999 and 1998...........................   11,393,883   11,393,883
  Additional paid-in capital........................   14,119,761    3,748,328
  Accumulated deficit...............................  (15,796,845) (10,020,230)
                                                     ------------  -----------
      Total stockholders' equity....................    9,716,799    5,121,981
                                                     ------------  -----------
                                                     $ 10,303,261    5,813,276
                                                     ============  ===========

          See accompanying notes to consolidated financial statements.

                  BONE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   Years ended June 30, 1999, 1998, and 1997

                                               1999         1998        1997
                                            -----------  ----------  ----------
Revenues................................... $       --          --       39,425
Operating expenses:
  Cost of sales............................         --          --       38,304
  Research and development.................   3,455,401   3,932,008   2,885,127
  Marketing, general and administrative....   2,854,785     898,274     438,831
                                            -----------  ----------  ----------
                                              6,310,186   4,830,282   3,362,262
                                            -----------  ----------  ----------
    Loss from operations...................  (6,310,186) (4,830,282) (3,322,837)
Interest income............................     533,571     340,349     528,492
                                            -----------  ----------  ----------
    Net loss............................... $(5,776,615) (4,489,933) (2,794,345)
                                            ===========  ==========  ==========
Net loss per common share--basic........... $     (0.57)      (0.51)      (0.32)
                                            ===========  ==========  ==========


          See accompanying notes to consolidated financial statements.

                  BONE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   Years ended June 30, 1999, 1998, and 1997


                                                 Additional
                          Number of    Common     paid-in   Accumulated
                            shares      stock     capital     deficit      Total
                          ---------- ----------- ---------- -----------  ----------
Balance at June 30,
 1996...................   8,707,382 $11,393,883  3,524,275  (2,735,952) 12,182,206
Issuance of shares under
 stock option plan......      15,000         --      31,650         --       31,650
Net loss for the year
 ended June 30, 1997....         --          --         --   (2,794,345) (2,794,345)
                          ---------- ----------- ---------- -----------  ----------
Balance at June 30,
 1997...................   8,722,382  11,393,883  3,555,925  (5,530,297)  9,419,511
Issuance of shares under
 stock option plan......      86,424         --     192,403         --      192,403
Issuance of stock
 awards.................         150         --         --          --          --
Net loss for the year
 ended June 30, 1998....         --          --         --   (4,489,933) (4,489,933)
                          ---------- ----------- ---------- -----------  ----------
Balance at June 30,
 1998...................   8,808,956  11,393,883  3,748,328 (10,020,230)  5,121,981
Issuance of shares under
 stock option plan......      38,440         --     101,499         --      101,499
Issuance of common
 stock..................   1,326,000         --  10,269,934         --   10,269,934
Net loss for the year
 ended June 30, 1999....         --          --         --   (5,776,615) (5,776,615)
                          ---------- ----------- ---------- -----------  ----------
Balance at June 30,
 1999...................  10,173,396 $11,393,883 14,119,761 (15,796,845)  9,716,799
                          ========== =========== ========== ===========  ==========


          See accompanying notes to consolidated financial statements.

                  BONE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Years ended June 30, 1999, 1998, and 1997

                                               1999         1998        1997
                                            -----------  ----------  ----------
Cash flows from operating activities:
 Net loss.................................  $(5,776,615) (4,489,933) (2,794,345)
 Adjustments to reconcile net loss to net
  cash
 used in operating activities:
   Depreciation and amortization..........      402,263     309,781     231,508
   Loss on disposal of fixed assets.......          --       16,703         --
   Changes in assets and liabilities:
    Inventories...........................     (889,762)   (176,935)    (52,565)
    Other current assets..................      (59,855)    (50,162)     22,314
    Accounts payable......................      143,101     (81,860)     68,209
    Accrued liabilities...................     (372,934)    292,210     333,617
    Deferred revenue......................      125,000         --          --
    Other non-current assets..............       25,132     (75,265)        --
                                            -----------  ----------  ----------
Net cash used in operating activities.....   (6,403,670) (4,255,461) (2,191,262)
                                            -----------  ----------  ----------
Cash flows from investing activities:
 Additions to property, plant, and
  equipment...............................     (157,329)   (332,174)    (52,226)
 Patent fees..............................     (278,827)   (354,538)   (317,291)
                                            -----------  ----------  ----------
    Net cash used in investing
     activities...........................     (436,156)   (686,712)   (369,517)
                                            -----------  ----------  ----------
Cash flows from financing activities:
 Proceeds (costs) from issuance of common
  stock, net..............................   10,567,504    (297,570)        --
 Proceeds from exercise of stock options..      101,499     192,403      31,650
                                            -----------  ----------  ----------
    Net cash provided by (used in)
     financing activities.................   10,669,003    (105,167)     31,650
                                            -----------  ----------  ----------
    Net increase (decrease) in cash and
     cash equivalents.....................    3,829,177  (5,047,340) (2,529,129)
Cash and cash equivalents at beginning of
 year.....................................    3,484,374   8,531,714  11,060,843
                                            -----------  ----------  ----------
Cash and cash equivalents at end of year..  $ 7,313,551   3,484,374   8,531,714
                                            ===========  ==========  ==========


          See accompanying notes to consolidated financial statements.

                         BONE CARE INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 1999, 1998, and 1997

(1) Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of Bone Care International, Inc. and its wholly owned subsidiary, Continental Assays Corporation through June 11, 1998, the date of its dissolution (Bone Care). All significant intercompany accounts and transactions have been eliminated in consolidation.

 Description of Business

   Bone Care is engaged in the discovery and development of improved D-hormone therapies. In June 1999, Bone Care received approval from the U.S. Food and Drug Administration for an oral formulation of Hectorol, our lead product candidate. Hectorol is a synthetic D-hormone analog for the management of secondary hyperparathyroidism in kidney dialysis patients. Bone Care also performs blood assays to determine the variety and level of D-hormone metabolites in blood for both internal research and on behalf of third parties.

 Liquidity

   Bone Care has incurred losses since its inception and expects to incur substantial product launch and additional research and development costs prior to reaching profitability. Based upon its current plans, Bone Care believes it has sufficient funds to meet its operating expenses and capital requirements through the third quarter of fiscal year 2000. Thereafter, Bone Care will need to raise additional capital to fund its operations. Bone Care intends to seek such additional funding from equity offerings or other sources. There is no assurance that such additional funds will be available on acceptable terms, if at all. Should the plans contemplated by management not be consummated, Bone Care may have to seek alternative sources of capital or reevaluate its operating plans. These matters raise substantial doubt about Bone Care's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Revenue Recognition

   Revenues from assay services are recognized as services are performed. License fees are recognized as revenue when received unless subject to contingencies.

 Cash and Cash Equivalents

   For purposes of the statements of cash flows, highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.

 Inventory

   Inventory is stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventory consists of:

                                                                  June 30,
                                                             -------------------
                                                                1999      1998
                                                             ----------- -------
     Raw materials.......................................... $   404,354 229,500
     Work-in-process........................................     714,908     --
                                                             ----------- -------
                                                             $ 1,119,262 229,500
                                                             =========== =======

                  BONE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                         June 30, 1999, 1998, and 1997

 Depreciation and Amortization

   Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. A combination of straight-line and accelerated methods of depreciation are used for financial statement and income tax reporting purposes.

   The cost of property, plant, and equipment are depreciated over the following estimated useful lives:

                                                                    Estimated
                                                                      useful
     Asset classification                                              life
     --------------------                                         --------------
     Machinery, furniture, and fixtures..........................      5-7 years
     Leasehold improvements...................................... 2.9-31.5 years

 Intangible Assets

   The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over a 15-year period. Legal costs incurred to register patents are amortized over a period of up to 10 years. Bone Care continuously reviews intangibles to assess recoverability from expected future operations using undiscounted cash flows. Impairment would be recognized in operating results if a permanent diminution in value occurred. Impairment would be measured using fair value.

 Research and Development Costs

   Materials, labor, and overhead expenses related to research and development projects are charged to operations as incurred.

 Stock-based Compensation

   Stock-based compensation related to employees is recognized using the intrinsic value method and thus there is no compensation expense for options granted with exercise prices equal to the fair value of Bone Care's common stock on the date of the grant. Stock-based compensation related to non-employees is not material.

 Net Loss Per Share

   Net loss per share is based on a weighted average number of shares of common stock of 10,055,327, 8,746,677, and 8,713,344 for the years ended June 30,
1999, 1998, and 1997, respectively. Diluted per share data is not presented as the effect of potentially issuable common shares would be antidilutive.

 Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                  BONE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                         June 30, 1999, 1998, and 1997

 Fair Value of Financial Instruments

   The fair value of financial instruments, which consisted of cash and cash equivalents, receivables, accounts payable, and accrued liabilities, approximated their carrying values at June 30, 1999 and 1998.

 Use of Estimates

   In preparing the consolidated financial statements, Bone Care's management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) Stock Options

   Bone Care has granted options to key employees and directors under two separate programs.

   The January 1, 1989 option plan is intended to qualify as an incentive stock option plan within the meaning of Section 422 of the Internal Revenue Code of 1986. Stock options to purchase shares of Bone Care's common stock granted under this plan may be exercised, with certain exceptions in the case of the optionee's death or retirement, only during employment. Stock options granted are exercisable, during the optionee's lifetime, only by the optionee. The stock options are all fully vested and expire 10 years from the granting date. In June 1990, the Board of Directors of Bone Care agreed not to issue any new options under this plan, and except for a grant in March 1996 of replacement stock options to purchase 78,970 shares in exchange for the forfeiture of an equal amount of previously granted stock options, has not made any subsequent grants under this plan.

   Under the second option program, titled the Bone Care International, Inc. 1996 Stock Option Plan, a total of 1,000,000 shares of common stock were made available, of which 437,850 remain available for grant at June 30, 1999. Options granted under this program vest over periods ranging from nine months to five years. The options will expire 10 years from the granting date, or upon termination of employment.

   A summary of stock option activity and related information is presented below:

                                          Year ended June 30,
                         --------------------------------------------------------
                               1999               1998               1997
                         ------------------ ------------------ ------------------
                                   Weighted           Weighted           Weighted
                                   average            average            average
                                   exercise           exercise           exercise
                         Options    price   Options    price   Options    price
                         --------  -------- --------  -------- --------  --------
Outstanding--beginning
 of year................  527,778   $ 3.84   491,652   $ 2.49   453,652   $ 2.12
Granted.................   89,900     9.09   130,850     7.81    53,000     5.51
Exercised...............  (38,440)    2.64   (86,424)    2.19   (15,000)    2.11
Terminated/canceled.....  (30,600)    5.18    (8,300)    3.57       --       --
                         --------   ------  --------   ------  --------   ------
Outstanding--end of
 year...................  548,638   $ 4.71   527,778   $ 3.84   491,652   $ 2.49
                         ========   ======  ========   ======  ========   ======
Exercisable at end of
 year...................  202,550   $ 3.17   130,266   $ 2.35   119,236   $ 2.12
                         ========   ======  ========   ======  ========   ======
Weighted average fair
 value of options
 granted during year.... $   5.02           $   4.00           $   2.88
                         ========           ========           ========

                  BONE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                         June 30, 1999, 1998, and 1997

   The options outstanding at June 30, 1999 have been segregated into five ranges for additional disclosure as follows:

                                Options outstanding        Options exercisable
                          -------------------------------- --------------------
                                                             Options
                            Options    Weighted             currently
                          outstanding   average   Weighted exercisable Weighted
                              at       remaining  average      at      average
                           June 30,   contractual exercise  June 30,   exercise
Range of exercise prices     1999        life      price      1999      price
------------------------  ----------- ----------- -------- ----------- --------
$ 2.11...................   297,888       6.6     $  2.11    156,780    $ 2.11
$ 2.935-$3.00............     5,000       7.0        2.97      2,400      2.97
$ 5.75...................    46,000       8.0        5.75     17,200      5.75
$ 7.50-$8.00.............   124,050       8.6        7.65     19,770      7.50
$ 8.75-$10.25............    75,700       8.9        9.61      6,400      8.75


   Bone Care has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if Bone Care had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                  1999       1998       1997
                                                ---------  ---------  ---------
Risk-free interest rate........................       5.4%       5.9%       6.0%
Expected market price volatility factor........      0.51       0.55       0.60
Weighted average expected life................. 6.0 years  4.6 years  4.0 years

No dividends are expected to be paid.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                  BONE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                         June 30, 1999, 1998, and 1997


   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Bone Care's pro forma information follows:

                                              1999         1998        1997
                                          ------------  ----------  ----------
Net loss:
  As reported............................ $ (5,776,615) (4,489,933) (2,794,345)
  Pro forma..............................   (6,062,349) (4,672,909) (2,889,508)
Net loss per share--basic:
  As reported............................        (0.57)      (0.51)      (0.32)
  Pro forma..............................        (0.60)      (0.53)      (0.33)
                                          ============  ==========  ==========

   Since SFAS No. 123 is applicable only to options granted subsequent to June 30, 1995, its pro forma effect will not be fully reflected until 2000.

(3) Foreign License Agreement

   In June 1999 Bone Care entered into a letter of intent with a Japanese pharmaceutical company which established terms under which exclusive rights to Hectorol would be licensed to the foreign partner for use in Japan. Bone Care received a payment of $125,000 upon signing the letter of intent.

(4) Income Taxes

   As of June 30, 1999, Bone Care has federal and state net operating loss and R & D tax credit carryforwards expiring as follows:

                                            Federal                State
                                      -------------------- ---------------------
                                                     R&D
                                          NOL      credit     NOL     R&D credit
                                      ------------ ------- ---------- ----------
2009................................. $        --      --     388,000   24,000
2010.................................          --      --     596,000   24,000
2011.................................          --      --   1,146,000   18,000
2012.................................      322,000     --   3,061,000   24,000
2013.................................    2,726,000 219,000  4,682,000   44,000
2014.................................    4,376,000 275,000  5,709,000   43,000
2019.................................    5,570,000 183,000        --       --
                                      ------------ ------- ----------  -------
  Total.............................. $ 12,994,000 677,000 15,582,000  177,000
                                      ============ ======= ==========  =======

   Significant components of Bone Care's deferred tax assets at June 30, 1999 and 1998 are as follows:

                                                           1999         1998
                                                        -----------  ----------
Federal net operating loss carryforward................ $ 4,418,000   2,349,000
Federal R&D tax credit carryforward....................     677,000     452,000
State net operating loss carryforward..................   1,231,000     739,000
State R&D tax credit carryforward......................     177,000     118,000
Valuation allowance....................................  (6,503,000) (3,658,000)
                                                        -----------  ----------
Net deferred tax assets................................ $       --          --
                                                        ===========  ==========

                  BONE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                         June 30, 1999, 1998, and 1997

   The net change in the valuation allowance for the years ended June 30, 1999 and 1998 was an increase of $2,845,000 and $2,014,000, respectively. Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to the expiration of the related carryforward period. Management believes there is a risk that such carryforwards may expire unused and, accordingly, has established a valuation allowance against them.

(5) Shareholders' Equity

   In July 1998 Bone Care completed a directed public offering of 1,326,000 shares of common stock at a price of $8.00 per share. The price per share was approximately 5% below the average trading price of the previous 30 days. Proceeds of $10,269,934, net of offering costs, were received from the sale. Certain directors of the Company purchased 276,000 of the shares sold.

   On October 10, 1997, a 2-for-1 stock split was declared in the form of a stock dividend to shareholders of record on October 27, 1997. The dividend was paid November 14, 1997. Accordingly, all common share and per share data in the accompanying consolidated financial statements have been adjusted to give retroactive effect to the stock split.

   On April 15, 1996, Bone Care's Board of Directors adopted Amended and Restated Articles of Incorporation which, among other things, increased the authorized capital of Bone Care to 30,000,000 shares, consisting of 28,000,000 shares of common stock and 2,000,000 shares of preferred stock issuable in series. The Board of Directors also declared a 789.7 for 1 stock split payable in the form of a stock dividend. The accompanying consolidated financial statements give retroactive effect to these changes.

(6) Lease Commitments

   Bone Care has an operating lease for its office and laboratory facility. The lease commenced in January 1998 and expires in November 2000. Lease payments include utilities, operating costs, and property taxes and aggregate $9,167 per month. Minimum future payments under this lease as of June 30, 1999, are as follows:

       2000........................................................... $ 110,000
       2001...........................................................    45,833
                                                                       ---------
         Total........................................................ $ 155,883
                                                                       =========

(7) Profit-sharing Plan

   Bone Care has established a 401(k) profit sharing plan covering substantially all employees. Employer contributions to the plan are at the discretion of the Board of Directors. Bone Care's policy is to fund profit sharing plan contributions as they accrue. Profit sharing expenses amounted to $19,648, $9,031, and $6,215 for the years ended June 30, 1999, 1998, and 1997, respectively.

(8) Shareholders' Rights Plan and Preferred Stock

   In 1996, Bone Care adopted a Shareholders' Rights Plan. Under this plan, each share of common stock has associated with it one preferred share purchase right (a Right). Under certain circumstances, each Right would entitle holders to purchase from Bone Care 1/200th of one share of Series A Junior Participating Preferred Stock for the price of $12.50 per 1/200th of a share. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on per-share earnings. The Rights are not presently exercisable and are transferable only with the related shares of common stock. The Board of Directors has designated 140,000 shares of the Preferred Stock as Series A Junior Participating Preferred Stock in connection with the Rights.

(9) Quarterly Financial Data (Unaudited)

   Summary quarterly financial data for the years ended June 30, 1999 and 1998 are summarized as follows:

                                              First   Second    Third   Fourth
                                             quarter  quarter  quarter  quarter
                                             -------  -------  -------  -------
                                              (In thousands except for per
                                                       share data)
      1999:
        Revenue............................. $   --      --       --       --
        Loss from operations................  (1,607) (1,569)  (1,825)  (1,309)
        Net loss............................  (1,421) (1,441)  (1,702)  (1,213)
        Net loss per share--basic...........   (0.15)  (0.14)   (0.17)   (0.12)
      1998:
        Revenue............................. $   --      --       --       --
        Loss from operations................  (1,120) (1,207)  (1,323)  (1,180)
        Net loss............................  (1,008) (1,109)  (1,247)  (1,125)
        Net loss per share--basic...........   (0.12)  (0.13)   (0.14)   (0.13)

                          Independent Auditors' Report

The Board of Directors
Bone Care International, Inc.:

   We have audited the accompanying consolidated balance sheets of Bone Care International, Inc. and subsidiary (Bone Care) as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of Bone Care's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bone Care International, Inc. and subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

   The accompanying consolidated financial statements have been prepared assuming that Bone Care will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Bone Care has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP
Chicago, Illinois
August 6, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Bone Care incorporates by reference the information included in Bone Care's definitive Proxy Statement for its 1999 Shareholders Meeting to be held on November 17, 1999, ("Proxy Statement") under the captions "Purposes of the Meeting--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of our fiscal year.

   As of September 15, 1999, the executive officers of the Registrant are as follows:

     Name                 Age   Position
     ----                 ---   --------
     Richard B. Mazess,
      Ph.D.                60   Chairman of the Board
     Charles W. Bishop,
      Ph.D.                47   President, Chief Executive Officer and Director
     Dale W. Gutman        46   Vice President-Finance
     Paul V. Peterson      48   Vice President-Sales and Marketing

   Richard B. Mazess, Ph.D., our founder, has served as a director since 1984. Dr. Mazess served as President from our inception in 1984 through February 1996, and has served as our Chairman of the Board since February 1996. Dr. Mazess has been President and a director of Lunar Corporation. Lunar develops and sells x-ray and ultrasound bone densitometers for the diagnosis and monitoring of osteoporosis and other metabolic bone diseases. Lunar also develops and sells medical imaging equipment used by orthopedists and radiologists for imaging extremities. Dr. Mazess became Professor Emeritus of Medical Physics at the University of Wisconsin--Madison in 1985, and has been on the faculty of the Department of Medical Physics since 1968.

   Charles W. Bishop, Ph.D. joined us in 1987 as Project Director and was named Vice President in 1990, and President and Chief Executive Officer in February 1996. Dr. Bishop has been a director since 1989. Dr. Bishop received a Ph.D. degree in Nutritional Biochemistry from Virginia Polytechnic Institute and completed a four-year National Institutes of Health Postdoctoral Fellowship in Vitamin D Biochemistry at the University of Wisconsin--Madison.

   Dale W. Gutman joined us in December 1996 as Vice President-Finance. From 1986 to December 1996, Mr. Gutman served as Vice President and Corporate Controller of the Chas. Levy Company, a distributor of magazines and books to independent and mass market retailers throughout the United States.

   Paul V. Peterson joined us in April 1998 as Vice President-Sales and Marketing. From 1993 to March 1998, Mr. Peterson served in a variety of sales and marketing positions of increasing responsibility with Pharmacia & Upjohn, Inc., a pharmaceutical company, where he last served as Director of Sales, U.S. Peptide Hormones.

   Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

ITEM 11. EXECUTIVE COMPENSATION

   Bone Care incorporates by reference the information included in the Proxy Statement under the caption "Executive Compensation", other than the information included in the Proxy Statement under the sub-captions "Board of Directors Report on Executive Compensation" and "Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Bone Care incorporates by reference the information included in the Proxy Statement under the caption "Securities Beneficially Owned by Principal Shareholders, Directors and Executive Officers."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Bone Care incorporates by reference the information included in the Proxy Statement under the caption "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   1 and 2. Financial statements and financial statement schedule

   Reference is made to the separate index to Bone Care's consolidated financial statements and schedule contained on page 29 hereof.

   3. Exhibits

   Reference is made to the separate exhibit index contained on page 45 hereof.

 (b) Reports on Form 8-K

   No reports on Form 8-K were filed by Bone Care during the fourth quarter ended June 30, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BONE CARE INTERNATIONAL, INC.


                                               /s/ Charles W. Bishop, Ph.D.
                                          By __________________________________
                                                 Charles W. Bishop, Ph.D.
                                               President and Chief Executive
                                                          Officer

Date: September 20, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                   Date
             ---------                           -----                   ----


  /s/ Charles W. Bishop, Ph.D.       President, Chief Executive     September 20,
____________________________________ Officer and Director                1999
      Charles W. Bishop, Ph.D.       (Principal Executive
                                     Officer)



  /s/ Richard B. Mazess, Ph.D.       Chairman and Director          September 20,
____________________________________                                     1999
      Richard B. Mazess, Ph.D.



      /s/ Robert A. Beckman          Director                       September 20,
____________________________________                                     1999
         Robert A. Beckman


     /s/ Martin Barkin, M.D.         Director                       September 20,
____________________________________                                     1999
        Martin Barkin, M.D.


 /s/ Charles R. Klimkowski, CFA      Director                       September 20,
____________________________________                                     1999
     Charles R. Klimkowski, CFA



       /s/ Dale W. Gutman            Vice President--Finance        September 20,
____________________________________ (Principal Financial and            1999
           Dale W. Gutman            Accounting Officer)

                         BONE CARE INTERNATIONAL, INC.
                               INDEX TO EXHIBITS

 Exhibit
 Number                           Document Description
 -------                          --------------------
  3.1(a) Restated Articles of Incorporation of Registrant(1) (Exhibit 3.1,
         Amendment No. 3 to Form 10/A)
  3.1(b) Articles of Amendment of Registrant(2) (Exhibit 3.1(b))
  3.2    By-Laws of Registrant(3) (Exhibit 3.2)
  4.1    Shareholders Rights Agreement between Bone Care and Norwest Bank
         Minnesota, N.A.(1)
         (Exhibit 4.1, Amendment No. 3 to Form 10/a)
 10.1*   Incentive Stock Option Plan(1) (Exhibit 10.4)
 10.2*   1996 Stock Option Plan(2) (Exhibit 10.5)
 10.3    Amended and Restated License Agreement effective as of June 8, 1998, by and between Bone Care
         and Draxis Health, Inc.(4) (Exhibit 10.6)
 10.4    Form of Stock Option Agreement(2) (Exhibit 10.7)
 10.5    Agreement, effective as of May 1, 1987, by and between the Wisconsin
         Alumni Research Foundation and Bone Care (confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with the
         Securities Act of 1933, as amended, and 17 C. F. R. 230.406 and 200.80 promulgated thereunder. Omitted
         information has been replaced with asterisks).(2) (Exhibit 10.8)
 23      Consent of KPMG LLP
 27      Financial Data Schedule

--------
(1) Incorporated by reference to exhibits filed with Registrant's Form 10 Registration Statement (Registration Number 02-27854) filed under the Securities Exchange Act of 1934. Parenthetical references to exhibit numbers are to the exhibit numbers in the Form 10 or, if applicable, the amendment to the Form 10.
(2) Incorporated by reference to exhibits filed with the Registrant's Form S-1 Registration Statement (Registration Number 333-43923) filed under the Securities Act of 1933. Parenthetical reference to exhibit numbers are to exhibit numbers in the Form S-1.
(3) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (File No. 0-27854). Parenthetical references to exhibit numbers are to the exhibit numbers in the Form 10-Q.
(4) Incorporated by reference to exhibits filed with the Registrant's Form S-1/A Registration Statement (Registration Number 333-43923) filed under the Securities Act of 1933. Parenthetical reference to exhibit numbers are to exhibit numbers in the Form S-1/A.
 * Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.