Form 10-Q
period 1999-09-30
BONE CARE INTERNATIONAL INC
filed 1999-11-15
CIK 1009405

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark one)

        / /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                                              -------------------
                                       OR

        / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               From the transition period from                to
                                                  -----------    -------------

                        Commission File Number:  0-27854

                         BONE CARE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          Wisconsin                                    39-1527471
          (State of                                   (IRS Employer
          Incorporation)                            Identification No.)

                               One Science Court
                           Madison, Wisconsin  53711
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

                                                         Yes   X       No
                                                              ----         ----
As of October 29, 1999, 11,402,454 shares of the registrant's Common Stock, no par value, were outstanding.

                 BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                                   FORM 10-Q

               For the quarterly period ended September 30, 1999

                               TABLE OF CONTENTS
                               -----------------
PART I -  FINANCIAL INFORMATION                                          Page
                                                                         ----
Item 1    Financial statements

          Consolidated Balance Sheets
          September 30, 1999, and June 30, 1999. . . . . . . . . . . .  .  3

          Consolidated Statements of Operations
          Three Months Ended September 30, 1999
          and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

          Consolidated Statements of Cash Flows
          Three Months Ended September 30, 1999
          and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

          Notes to Consolidated Financial Statements . . . . . . . . . . . 7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . .   8

Item 3    Quantitative and Qualitative Disclosures About Market Risk . .   9

PART II - OTHER INFORMATION

Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  10

Item 2    Changes in Securities and Use of Proceeds. . . . . . . . . . .  10

Item 3    Defaults Upon Senior Securities. . . . . . . . . . . . . . . .  10

Item 4    Submission of Matters to a Vote of Security Holders. . . . . .  10

Item 5    Other Information. . . . . . . . . . . . . . . . . . . . . . .  10

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets

-------------------------------------------------------------------------------
Assets

-------------------------------------------------------------------------------
                                              September 30,      June 30,
                                                   1999            1999

-------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                      $ 5,722,579    $ 7,313,551
 Inventory                                        1,252,454      1,119,262
 Other current assets                               266,882        110,017

-------------------------------------------------------------------------------
Total current assets                              7,241,915      8,542,830

Property, plant and equipment--at cost:
 Leasehold improvements                              97,319         97,319
 Furniture and fixtures                             103,851        101,144
 Machinery and other equipment                      596,876        579,008


-------------------------------------------------------------------------------
                                                    798,046        777,471

Less accumulated depreciation                       504,044        467,879

-------------------------------------------------------------------------------
                                                    294,002        309,592

Patent fees, net of accumulated amortization
 of $693,013 at September 30, 1999, and $645,013
 at June 30, 1999                                   989,593        862,645
Excess of cost over fair value of net assets
 acquired, net of accumulated amortization
 of $844,218 at September 30, 1999, and
 $821,856 at June 30, 1999                          515,699        538,061
Other non-current assets                             87,564         50,133

-------------------------------------------------------------------------------
                                                $ 9,128,773    $10,303,261

===============================================================================
See accompanying notes to consolidated financial statements.

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets


-------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

-------------------------------------------------------------------------------

                                              September 30,      June 30,
                                                  1999             1999

-------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                             $    801,726    $   202,686
 Accrued liabilities:
   Accrued clinical study and
     research costs                                251,852        171,988
   Compensation payable                             96,524         43,311
   Other                                           119,852         43,477
 Deferred Revenue                                  125,000        125,000

-------------------------------------------------------------------------------
Total current liabilities                        1,394,954        586,462

Shareholders' equity:
 Preferred stock--authorized 2,000,000
  shares of $.001 par value; none issued              -              -
 Common stock--authorized 28,000,000 shares
  of no par value; issued and outstanding
  10,173,396 shares at September 30, 1999
  and June 30, 1999                             11,393,883     11,393,883
 Additional paid-in capital                     14,119,761     14,119,761
 Accumulated deficit                           (17,779,825)   (15,796,845)

-------------------------------------------------------------------------------
                                                 7,733,819      9,716,799

-------------------------------------------------------------------------------
                                               $ 9,128,773    $10,303,261

===============================================================================
See accompanying notes to consolidated financial statements.

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)


-------------------------------------------------------------------------------
                                                  Three months ended
                                         September 30,        September 30,
                                              1999               1998

-------------------------------------------------------------------------------

Revenues                                  $    ---          $     ---

-------------------------------------------------------------------------------
Operating Expens
  Cost of sales                                ---                ---
  Research and development                   993,008            885,707
  Sales and marketing                        780,338            367,916
  General and administrative                 298,808            353,621

-------------------------------------------------------------------------------
                                           2,072,154          1,607,244


Loss from operations                      (2,072,154)        (1,607,244)

-------------------------------------------------------------------------------
Interest income                               89,174            185,789

-------------------------------------------------------------------------------
Net Loss                                 $(1,982,980)       $(1,421,455)

===============================================================================
Net loss per common share - basic       $    (0.19)         $   (0.15)

===============================================================================
Weighted average number of
 common shares                            10,173,396          9,789,826

===============================================================================
See accompanying notes to consolidated financial statements.

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

-------------------------------------------------------------------------------
                                                   Three months ended
                                              September 30,  September 30,
                                                   1999           1998
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                      $(1,982,980)  $ (1,421,455)
 Adjustments to reconcile net loss
 to net cash used in operating activities:
    Depreciation and amortization                  106,527        106,812
    Changes in assets and liabilities:
      Inventory                                   (133,192)      (316,792)
      Other current assets                        (156,865)      (118,013)
      Accounts payable                             599,040        530,081
      Accrued liabilities                          209,452        (19,214)
      Other                                        (37,431)         9,408

-------------------------------------------------------------------------------
Net cash used in operating activities           (1,395,449)    (1,229,173)

-------------------------------------------------------------------------------
Cash flows from investing activities:
 Additions to property,
  plant and equipment                             (20,575)        (50,972)
 Patent fees                                     (174,948)        (55,441)

-------------------------------------------------------------------------------
Net cash used in investing activities           $(195,523)    $  (106,413)

-------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from exercise of stock options             ---            4,175
 Net proceeds from issuance of common stock          ---       10,567,504

-------------------------------------------------------------------------------
Net cash provided by financing activities            ---       10,571,679

-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                    (1,590,972)     9,236,093
Cash and cash equivalents at
 beginning of period                             7,313,551      3,484,374

-------------------------------------------------------------------------------
Cash and cash equivalents at end of period       $5,722,579   $12,720,467

===============================================================================
See accompanying notes to consolidated financial statements.

                 BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)     BASIS OF PRESENTATION

        The consolidated financial statements in this report have been prepared by Bone Care International, Inc. without audit, except for balance sheet information at June 30, 1999, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1999, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 20, 1999.

        The consolidated balance sheet as of September 30, 1999, the consolidated statements of operations for the three months ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the three months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of results for these interim periods.

        The results of operations for the three months ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000.


(2)     COMMON STOCK

        In July 1998, Bone Care completed a directed public offering of 1,326,000 shares of common stock at a price of $8.00 per share. Proceeds of $10,269,934, net of offering costs, were received from the sale. Certain directors of the Company purchased 276,000 of the shares sold.

(3)     NET LOSS PER SHARE

        Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share data is not presented as the effect of potentially issuable common shares would be antidilutive.

(4)     SUBSEQUENT EVENT

        In October 1999, Bone Care completed a directed public offering of 1,229,058 shares of common stock at a price of $9.02 per share. Proceeds of approximately $10,900,000, net of offering costs, were received from the sale.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
     Research and development expenses increased to $993,008 in the three months ended September 30, 1999, from $885,707 in the three months ended September 30, 1998. The increase was due to a shift in Bone Care's research and development expenditures from concluded clinical studies to development of manufacturing capabilities for Hectorol(Registered Trademark)Capsules and expanded regulatory efforts.

     Sales and marketing expenses increased $412,422 to $780,338 in the three months ended September 30, 1999, from $367,916 in the three months ended September 30, 1998. The increase was attributable to pre-marketing activities relating to the October 1999 U.S. launch of Hectorol Capsules.

     General and administrative expenses decreased $54,813 to $298,808 in the three months ended September 30, 1999, from $353,621 in the three months ended September 30, 1998. The three months ended September 30, 1998 included expenditures relating to advisory services not incurred during the three months ended September 30, 1999.

     Bone Care expects total costs and expenses to continue increasing in the future due to commercialization activities associated with Hectorol Capsules, expansion of Hectorol Capsules into new indications, and development and ultimate launch of the injectable formulation of Hectorol.

     Interest income decreased $96,615 to $89,174 in the three months ended September 30, 1999, from $185,789 in the three months ended September 30, 1998. The decrease was due to net lower average cash balances during the three months ended September 30, 1999.

Liquidity and Capital Resources
-------------------------------
     During the three months ended September 30, 1999, cash and cash equivalents decreased $1,590,972 to $5,722,579. During the three months ended September 30, 1998, cash and cash equivalents increased $9,236,093 to $12,720,467. The increase in the period ended September 30, 1998 was primarily due to the receipt of net proceeds from the July 1998 common stock offering of 1,326,000 shares of common stock at a price of $8.00 per share. During the three months ended September 30, 1998, Bone Care received net proceeds of approximately $10,568,000 from the sale after deducting offering costs. During the three months ended September 30, 1999 and 1998, cash used in operating and investing activities aggregated $1,590,972 and $1,335,586, respectively. The increase in the use of cash of $255,386 was due primarily to pre-marketing activities associated with the introduction of Hectorol Capsules.

     In October 1999, a directed public offering of 1,229,058 shares of common stock was completed at a price of $9.02 per share. Proceeds of approximately $10,900,000, net of offering costs, were received from the sale.

     We do not anticipate generating sufficient positive cash flows to fund our operations until we achieve significant revenues from the sale of Hectorol Capsules and, if approved by the FDA, the injectable formulation of Hectorol. We have expended, and expect to continue to expend in the future, substantial funds for our research and development programs; preclinical and clinical testing; regulatory processes, including of completion of FDA post-approval Phase 4 commitments for Hectorol Capsules and pursing FDA approval of the injectable formulation of Hectorol; manufacturing expenses; product launch and marketing programs; and other operating expenses.

     Bone Care's capital requirements will depend on numerous factors, including the progress of its research and development programs; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in Bone Care's existing licensing relationships and the terms of any new collaborative, licensing, co-promotion or distribution arrangements that Bone Care may establish; the progress of commercialization and marketing activities; the cost of manufacturing preclinical and clinical products; and other factors not within our control. Bone Care believes that the current level of cash and cash equivalents should be sufficient to fund its operations through at least December 2000.

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

     It is possible that third parties, such as suppliers or contract research institutions, may have noncompliant computer systems or programs which may not interface properly with Bone Care's computer systems or which may otherwise result in a disruption of Bone Care's operations.

     We currently anticipate that the expenses and capital expenditures associated with our year 2000 compliance program will not have a material effect on our financial position or results of operations. Although we believe that we will be able to achieve year 2000 compliance through our efforts, there can be no assurance that these efforts will be successful. We could be adversely affected if we or third parties fail to successfully achieve year 2000 compliance. In particular, a disruption of our commercialization efforts for Hectorol Capsules could have a material effect on our financial position and results of operations.

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Our sales from inception to date have been made to U.S. customers and, as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to sell in foreign markets, including Europe and Asia. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. At September 30, 1999, we did not hold any short- or long-term investments other than short-term investment grade municipal securities and, therefore, did not have any market risk exposure related to changes in interest rates. Therefore, no quantitative tabular disclosures are required.

                          PART II - OTHER INFORMATION
                 BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY


Item 1. Legal Proceedings

                  Bone Care may be a defendant from time to time in actions arising out of our ordinary course of business operations. In the opinion of management, the outcome of pending claims is not likely to have a material adverse effect on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

                  In connection with a directed public offering of 1,326,000 shares of common stock in 1998, Bone Care filed a Registration Statement on Form S-1, SEC File No. 333-43923 ("Registration Statement"), which was declared effective by the Commission on July 22, 1998. Net proceeds of $10,269,934, after deducting offering costs, were received from the sale.

                  Through September 30, 1999, Bone Care has used approximately $5,000,000 of the net proceeds from the offering. All unused net proceeds have been invested in short-term, investment grade,interest-bearing financial instruments. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus which is part of the Registration Statement.

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

                  None

Item 5. Other Information

                  In addition to the historical information included in this Quarterly Report on Form 10-Q, the Quarterly Report contains "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933. These statements are based on management's beliefs as well as assumptions made by and information currently available to management. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bone Care to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our early stage of development, our dependence on our ability to obtain regulatory approvals of intravenous Hectorol, the uncertainty of our future profitability, the uncertainty of regulatory approvals of any drugs developed by Bone Care, uncertainty regarding ongoing governmental regulation, our ability to obtain regulatory approvals in foreign countries, the uncertainty of our ability to protect our intellectual property, our ability to avoid infringing upon the intellectual property of third parties, the uncertainty related to pricing and reimbursement of our products, healthcare reform and changes in the health care industry, the intense competition in the pharmaceutical and biotechnology industries, our potential need for additional partners or collaborators, our future capital needs and uncertainty of additional financing, our lack of manufacturing capabilities and limited sales and marketing experience, product liability risks, and our ability to retain and attract personnel. Readers should also carefully review the risk factors set forth in other reports or documents Bone Care has filed from time to time with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 6. Exhibits and Reports on Form 8-K

             (a)  Exhibits furnished:
                  (3.2)      By-Laws of Registrant
                  (10.1)     Incentive Stock Option Plan (as amended)
                  (10.2)     1996 Stock Option Plan (as amended)
                  (10.6)     Agreement, effective October 11, 1999, by and
                                  between The State of Wisconsin Investment
                                  Board and Bone Care
                  (11)       Statement Re: Computation of Loss Per Share
                  (27)       Financial Data Schedule

             (b)  Reports on Form 8-K
                  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BONE CARE INTERNATIONAL, INC.
                                      (Registrant)




Date:  November 15, 1999              /s/ Charles W. Bishop
------------------------              -------------------------
                                      Charles W. Bishop
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




Date:  November 15, 1999              /s/ Dale W. Gutman
------------------------              --------------------
                                      Dale W. Gutman
                                      Vice President - Finance
                                      (Principal Financial and
                                       Accounting Officer)


BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                          Exhibit Index

        For the Quarterly Period Ended September 30, 1999

No.     Description
---     -----------
3.2     By-Laws of Registrant

10.1    Incentive Stock Option Plan (as amended)

10.2    1996 Stock Option Plan (as amended)

10.6 Agreement, effective October 11, 1999, by and between The State of Wisconsin Investment Board and Bone Care

11      Statement Regarding Computation of Loss Per Share


27      Financial Data Schedule