Form 10-Q
period 1999-12-31
BONE CARE INTERNATIONAL INC
filed 2000-02-14
CIK 1009405

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark one)
           /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1999
                                                -----------------
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

                                                         Yes   X       No
                                                             -----       -----
As of January 31, 2000, 11,410,254 shares of the registrant's Common Stock, no par value, were outstanding.

                  BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                                    FORM 10-Q

                 For the quarterly period ended December 31, 1999

                                TABLE OF CONTENTS
                                -----------------
PART I -  FINANCIAL INFORMATION                                            Page
                                                                           ----
Item 1.   Financial statements

          Consolidated Balance Sheets
          December 31, 1999, and June 30, 1999 . . . . . . . . . . . . . .  .3

          Consolidated Statements of Operations
          Three and Six Months Ended December 31, 1999
          and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .5

          Consolidated Statements of Cash Flows
          Six Months Ended December 31, 1999
          and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .6

          Notes to Consolidated Financial Statements . . . . . . . . . . .  .7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . .  .8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk . . .  .9

PART II -      OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  10

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . .  10

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .  10

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . .  11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets

-------------------------------------------------------------------------------
Assets
-------------------------------------------------------------------------------
                                               December 31,      June 30,
                                                  1999             1999
                                               (Unaudited)      (Audited)
-------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                       $6,572,375     $7,313,551
 Marketable securities                            6,989,458           _
 Trade receivables                                  470,859           _
 Inventory                                        1,113,805      1,119,262
 Other current assets                               519,892        110,017

-------------------------------------------------------------------------------
Total current assets                             15,666,389      8,542,830

Property, plant and equipment--at cost:
 Leasehold improvements                              97,319         97,319
 Furniture and fixtures                             103,851        101,144
 Machinery and other equipment                      723,143        579,008

-------------------------------------------------------------------------------
                                                    924,313        777,471

Less accumulated depreciation                       540,209        467,879

-------------------------------------------------------------------------------
Property, plant and equipment, net                  384,104        309,592

Patent fees, net of accumulated
 amortization of $733,669 at
 December 31, 1999, and $645,013
 at June 30, 1999                                 1,036,427        862,645
Excess of cost over fair value of
 net assets acquired, net of
 accumulated amortization of
 $866,580 at December 31, 1999, and
 $821,856 at June 30, 1999                          493,337        538,061
Other non-current assets                             18,817         50,133
-------------------------------------------------------------------------------
Total assets                                    $17,599,074    $10,303,261
===============================================================================

See accompanying notes to consolidated financial statements.

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets


-------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

-------------------------------------------------------------------------------
                                               December 31,      June 30,
                                                   1999            1999
                                                (Unaudited)     (Audited)
-------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                $  353,648    $   202,686
 Accrued liabilities:
 Accrued clinical study and
    research costs                                  213,838        171,988
 Compensation payable                               125,768         43,311
 Other                                              313,366         43,477
 Deferred revenue                                      _           125,000

-------------------------------------------------------------------------------
Total current liabilities                         1,006,620        586,462

Shareholders' equity:
 Preferred stock-authorized 2,000,000
  shares of $.001 par value; none issued               _              _
 Common stock-authorized 28,000,000
  shares of no par value; issued and
  outstanding 11,407,454 shares at
  December 31, 1999 and 10,173,396
  at June 30, 1999                               11,393,883     11,393,883
 Additional paid-in capital                      25,132,872     14,119,761

-------------------------------------------------------------------------------
                                                 36,526,755     25,513,644

Accumulated deficit                             (19,922,831)   (15,796,845)
Accumulated other comprehensive loss                (11,470)          _

-------------------------------------------------------------------------------
                                                 16,592,454      9,716,799

-------------------------------------------------------------------------------
Total liabilities and shareholders'
 equity                                         $17,599,074    $10,303,261

===============================================================================
See accompanying notes to consolidated financial statements.


BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
-----------------------------------------------------------------------------
                          Three months ended           Six months ended
                          ------------------           ----------------
                       December 31,  December 31,  December 31,  December 31,
                           1999          1998          1999          1998
-----------------------------------------------------------------------------
REVENUES               $ 631,627     $    _        $ 631,627     $     _

COST OF SALES             87,795          _           87,795           _

-----------------------------------------------------------------------------
GROSS MARGIN             543,832     $    _          543,832           _

-----------------------------------------------------------------------------
OPERATING EXPENSES
Research & development 1,090,015       788,236     2,083,023      1,673,943
Sales and marketing    1,337,810       562,877     2,118,148        930,793
General and
 administrative          448,696       217,732       747,504        571,353
-----------------------------------------------------------------------------
                       2,876,521     1,568,845     4,948,675      3,176,089

-----------------------------------------------------------------------------
Loss from operations  (2,332,689)   (1,568,845)   (4,404,843)    (3,176,089)

-----------------------------------------------------------------------------
Interest Income          202,184       128,031       291,358        313,820

-----------------------------------------------------------------------------
Loss before income
 tax                  (2,130,505)    (1,440,814)  (4,113,485)    (2,862,269)

Income tax expense        12,500           _          12,500           _

-----------------------------------------------------------------------------

NET LOSS             $(2,143,005)   $(1,440,814)  $(4,125,985)  $(2,862,269)

=============================================================================
Net loss per common
 share - basic           $(0.19)        $(0.14)       $(0.38)       $(0.29)

=============================================================================
Weighted average number
 of common shares     11,245,295     10,136,213    10,709,346     9,963,020

=============================================================================
See accompanying notes to consolidated financial statements.


BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------
                                                   Six months ended
                                                   -----------------
                                               December 31,   December 31,
                                                    1999           1998
--------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                     $(4,125,985)   $ (2,862,269)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
 Depreciation and amortization                    237,092         213,774
 Changes in assets and liabilities:
    Trade receivables                            (470,859)           _
    Inventory                                       5,457        (698,769)
    Other current assets                         (409,875)        (90,723)
    Accounts payable                              150,962         315,705
    Accrued liabilities                           269,196           3,825
    Other                                          31,316          18,816
--------------------------------------------------------------------------
Net cash used in operating
  activities                                  $(4,312,696)   $ (3,099,641)
--------------------------------------------------------------------------
Cash flows from investing activities:
 Purchases of marketable securities            (7,000,928)            _
 Additions to property,
  plant and equipment                            (146,842)       (105,264)
 Additions to patent fees                        (293,820)       (118,443)
--------------------------------------------------------------------------
Net cash used in investing
  activities                                  $(7,441,590)   $   (223,707)
--------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from exercise of
  stock options                                    37,500           29,170
 Net proceeds from issuance of
  common stock                                 10,975,610       10,567,504
--------------------------------------------------------------------------
Net cash provided by (used in)
 financing activities                         $11,013,110   $   10,596,674
--------------------------------------------------------------------------
Net increase (decrease) in cash
 and cash equivalents                           (741,176)      7,273,326
Cash and cash equivalents at
 beginning of period                            7,313,551      3,484,374
--------------------------------------------------------------------------
Cash and cash equivalents at
 end of period                                 $6,572,375    $10,757,700
==========================================================================
See accompanying notes to consolidated financial statements.

                BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1)     BASIS OF PRESENTATION

   The consolidated financial statements presented herein have been prepared by Bone Care International, Inc., without audit, except for balance sheet information at June 30, 1999, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1999, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 20, 1999.

    In the opinion of management the information included herein reflects all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the interim periods ended December 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000.


(2)     COMMON STOCK

   In October 1999, Bone Care completed a directed public offering of 1,229,058 shares of common stock at a price of $9.02 per share. Bone Care received proceeds of $10,975,610 from the sale, net of offering expenses.

   In July 1998, Bone Care completed a directed public offering of 1,326,000 shares of common stock at a price of $8.00 per share. Bone Care received proceeds of $10,567,504 from the sale, net of offering expenses. Certain directors of Bone Care purchased 276,000 of the shares sold.

(3)     NET LOSS PER SHARE

   Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share data is not presented as the effect of potentially issuable common shares would be antidilutive.


Item 2.      Management Discussion and Analysis of Financial Condition and
             ------------------------------------------------------------
             Results of Operations
             ---------------------

Results of Operations
---------------------
   Revenues for the quarter ended December 31, 1999 include $485,527 related to initial sales of Hectorol Capsules and $125,000 from a licensing agreement which expired in December. Margins on product sales were $397,732 or 82% of sales, which is in line with management expectations. Bone Care had no revenues in the six months ended December 31, 1998 or three months ended September 30, 1999.

   Research and development expenses increased to $1,090,015 in the three months ended December 31, 1999, from $788,236 in the three months ended December 31, 1998 and to $2,083,023 in the six months ended December 31, 1999 from $1,673,943 in the six months ended December 31, 1998. Research and development expenses increased from prior year levels due to the following:
(1) research on Hectorol Injection, (2) development of a lower strength formulation of Hectorol Capsules, (3) continuation of Phase 3 clinical trials in pre-dialysis patients suffering from secondary hyperparathyroidism (SHP),
(4) continuation of a Phase 2 clinical trial with Hectorol Capsules in patients with advanced metastatic prostate cancer, and (5) manufacture of LR-103 for use in planned Phase 1 clinical tests.

   Sales and marketing expenses increased $774,933 to $1,337,810 in the three months ended December 31, 1999, from $562,877 in the three months ended December 31, 1998. In the six months ended December 31, 1999, sales and marketing expenses increased $1,187,355 to $2,118,148 from $930,793 in the six months ended December 31, 1998. The increase in sales and marketing expenses are related to the establishment of a 17 person sales force and related marketing expenditures in connection with the October 1999 U.S. launch of Hectorol Capsules.

   General and administrative expenses increased $230,964 to $448,696 in the three months ended December 31, 1999, from $217,732 in the three months ended December 31, 1998. In the six months ended December 31, 1999, general and administrative expenses increased $176,151 to $747,504 from $571,353 in the six months ended December 31, 1998. Bone Care contracted with an independent company in October 1999 to warehouse and distribute Hectorol Capsules and also invoice and collect customer receivables. The increase in general and administrative expenses are primarily attributable to this contract.

   Interest income increased $74,153 to $202,184 in the three months ended December 31, 1999 from $128,031 in the three months ended December 31, 1998. Interest income decreased $22,462 to $291,358 in the six months ended December 31, 1999 from $313,820 in the six months ended December 31, 1998. The increase in interest income in the three months ended December 31, 1999 was due to the higher average cash balances during the periods subsequent to the October 1999 common stock offering. The decrease in interest income in the six months ended December 31, 1999 was due to lower average cash balances during that period.



Liquidity and Capital Resources
-------------------------------

   In October 1999, Bone Care completed a directed public offering of 1,229,058 shares of common stock at a price of $9.02 per share. Bone Care received proceeds of approximately $10,975,610 from the sale, net of offering expenses. Prior to October 1999, approximately $110,500 of offering expenses were incurred.

   In July 1998, Bone Care completed a directed public offering of 1,326,000 shares of common stock at a price of $8.00 per share. Bone Care received proceeds of approximately $10,567,504 from the sale, net of offering expenses. Prior to June 30, 1998, approximately $298,000 of offering expenses were incurred. Certain directors of Bone Care purchased 276,000 of the shares sold.

   Bone Care will require substantial funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs. Bone Care's capital requirements will depend on numerous factors, including the progress of its research and development programs; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and development in Bone Care's existing licensing relationships and the terms of any new collaborative, licensing, co-promotion or distribution arrangements that Bone Care may establish; the progress of commercialization and marketing activities; the cost of manufacturing preclinical and clinical products; and other factors not within Bone Care's control. Bone Care believes that the current level of cash and cash equivalents should be sufficient to fund its operations through December 2000.

   Cash, cash equivalents, and marketable securities were $13,561,833 at December 31, 1999 and $7,313,551 at June 30, 1999. The increase was primarily due to the investment of $7,000,928 in marketable securities after the receipt of net proceeds of $10,975,610 from the October 1999 common stock offering, offset by the net loss of $4,125,985. Bone Care invested these proceeds in U.S. government agency and corporate debt. During the six months ended December 31, 1999 and 1998, cash used in operating activities aggregated $4,312,696 and $3,099,641, respectively. The increase in cash used is attributable to the increased net loss due to marketing activities related to the launch of Hectorol and the increase in trade receivables resulting from the first commercial sales of Hectorol capsules in the second quarter ended December 31, 1999. Cash flows used in investing activities increased to $7,441,590 in the six months ended December 31, 1999, from $223,707 in the comparable 1998 period primarily due to the investment of $6,989,458 in marketable securities.


Item 3.      Quantitative and Qualitative Disclosure About Market Risk
             ---------------------------------------------------------
   Bone Care's sales from inception to date have been made to U.S. customers and, as a result, do not carry any exposure to factors such as changes in foreign markets. At December 31, 1999, Bone Care did not hold any short- or long-term investments other than short-term investment grade securities and, therefore, did not have any market risk exposure related to changes in interest rates required to be disclosed pursuant to this item. Therefore, no quantitative tabular disclosures are required.


   PART II - OTHER INFORMATION
            BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY



Item 1.      Legal Proceedings
             -----------------
                  Bone Care may be a defendant from time to time in
             actions arising out of its ordinary course of business operations. Bone Care believes that none of the matters in which it is currently involved, either individually or in the aggregate, is material to Bone Care.

Item 2.      Changes in Securities
             ---------------------
                  In connection with a directed public offering of
             1,326,000 shares of common stock (the "Offering") in 1998, Bone Care filed a Registration Statement on Form S-1, SEC File No. 333-43923 ("Registration Statement"), which was declared effective by the Commission on July 22, 1998. The net proceeds from the Offering to the Company after total expenses was $10,270,000.

                  Through December 31, 1999, Bone Care has used
             approximately $9,300,000 of the net proceeds from the offering. The net proceeds not yet utilized have been invested in short-term, investment grade, interest-bearing financial instruments. The use of proceeds from the Offering does not represent a material change in the use of proceeds described in the prospectus which is part of the Registration Statement.

Item 3.      Defaults Upon Senior Securities
             -------------------------------
                  None

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
                  The 1999 Annual Meeting of Shareholders ("Annual Meeting")
             of Bone Care was held on November 17, 1999. The total number of shares of Bone Care's common stock, no par value per share, outstanding as of October 8, 1999, the record date of the Annual Meeting, was 10,173,396. Management of Bone Care solicited proxies pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A promulgated thereunder for the Annual Meeting. Two directors, Martin Barkin, M.D. and Charles Klimkowski, C.F.A., were elected to serve until the 2002 Annual Meeting of Shareholders. Martin Barkin, M.D., was elected by a vote of 9,002,538 votes "FOR"; no votes "AGAINST"; and 24,934 "WITHHELD AUTHORITY". Charles
             Klimkowski, C.F.A., was elected by a vote of 9,002,038 votes "FOR"; no votes "AGAINST"; and 25,434 "WITHHELD AUTHORITY".

Item 5.      Other Information
             -----------------

                  In addition to the historical information included in
             this Quarterly Report on Form 10-Q, the Quarterly Report contains "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933. These statements are based on management's beliefs as well as assumptions made by and information currently available to management. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bone Care to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, Bone Care's early stage of development, Bone Care's ability to obtain regulatory approvals of intravenous Hectorol, the uncertainty of Bone Care's future profitability, the uncertainty of regulatory approvals of any drugs developed by Bone Care, uncertainty regarding ongoing governmental regulation, Bone Care's ability to obtain regulatory approvals in foreign countries, the uncertainty of Bone Care's ability to protect its intellectual property, Bone Care's ability to avoid infringing upon the intellectual property of third parties, the uncertainty related to pricing and reimbursement of Bone Care's products, health care reform and changes in the health care industry, the intense competition in the pharmaceutical and biotechnology industries, Bone Care's potential need for additional partners or collaborators, Bone Care's future capital needs and uncertainty of additional financing, Bone Care's lack of manufacturing capabilities and limited sales and marketing experience, product liability risks, and Bone Care's ability to retain and attract personnel. Readers should also carefully review the risk factors set forth in other reports or documents Bone Care has filed from time to time with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Bone Care disclaims any obligation to update any such factors or to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
             (a)  Exhibits furnished:

                  (11)  Statement Re: Computation of Loss Per Share
                  (27)  Financial Data Schedule

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.
                             SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BONE CARE INTERNATIONAL, INC.
                                      (Registrant)




Date:  February 11, 2000              /s/ Charles W. Bishop
------------------------              --------------------------------
                                      Charles W. Bishop
                                      President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)




Date:  February 11, 2000           /s/ Robert A. Beckman
------------------------              --------------------------------
                                      Robert A. Beckman
                                      Acting Vice President - Finance
                                     (Principal Financial and
                                      Accounting Officer)

              BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY

                              Exhibit Index

            For the Quarterly Period Ended December 31, 1999

No.          Description                                             Page
---          -----------                                             ----
11 Statement Regarding Computation of Loss Per Share . . . . . . . . . 14

27 Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . 15