Form 10-Q/A
period 1999-12-31
BONE CARE INTERNATIONAL INC
filed 2000-03-21
CIK 1009405

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q/A
                                  AMENDMENT NO. 1

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

                                    FORM 10-Q/A
                                  AMENDMENT NO. 1

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

PART II -      OTHER INFORMATION

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets

-------------------------------------------------------------------------------
Assets
-------------------------------------------------------------------------------
                                               December 31,      June 30,
                                                  1999             1999
                                               (Unaudited)      (Audited)
-------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                       $6,572,375     $7,313,551
 Marketable securities                            6,989,458           _
 Trade receivables                                  543,688           _
 Inventory                                        1,113,805      1,119,262
 Other current assets                               519,892        110,017

-------------------------------------------------------------------------------
Total current assets                             15,739,218      8,542,830

Property, plant and equipment--at cost:
 Leasehold improvements                              97,319         97,319
 Furniture and fixtures                             103,851        101,144
 Machinery and other equipment                      723,143        579,008

-------------------------------------------------------------------------------
                                                    924,313        777,471

Less accumulated depreciation                       540,209        467,879

-------------------------------------------------------------------------------
Property, plant and equipment, net                  384,104        309,592

Patent fees, net of accumulated
 amortization of $733,669 at
 December 31, 1999, and $645,013
 at June 30, 1999                                 1,036,427        862,645
Excess of cost over fair value of
 net assets acquired, net of
 accumulated amortization of
 $866,580 at December 31, 1999, and
 $821,856 at June 30, 1999                          493,337        538,061
Other non-current assets                             18,817         50,133
-------------------------------------------------------------------------------
Total assets                                    $17,671,903    $10,303,261
===============================================================================

See accompanying notes to consolidated financial statements.

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets


-------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

-------------------------------------------------------------------------------
                                               December 31,      June 30,
                                                   1999            1999
                                                (Unaudited)     (Audited)
-------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                $  353,648    $   202,686
 Accrued liabilities:
 Accrued clinical study and
    research costs                                  213,838        171,988
 Compensation payable                               125,768         43,311
 Deferred income                                    421,152        125,000
 Other                                              313,366         43,477

-------------------------------------------------------------------------------
Total current liabilities                         1,427,772        586,462

Shareholders' equity:
 Preferred stock-authorized 2,000,000
  shares of $.001 par value; none issued               _              _
 Common stock-authorized 28,000,000
  shares of no par value; issued and
  outstanding 11,407,454 shares at
  December 31, 1999 and 10,173,396
  at June 30, 1999                               11,393,883     11,393,883
 Additional paid-in capital                      25,132,872     14,119,761

-------------------------------------------------------------------------------
                                                 36,526,755     25,513,644

Accumulated deficit                             (20,271,154)   (15,796,845)
Accumulated other comprehensive loss                (11,470)          _

-------------------------------------------------------------------------------
                                                 16,244,131      9,716,799

-------------------------------------------------------------------------------
Total liabilities and shareholders'
 equity                                         $17,671,903    $10,303,261

===============================================================================
See accompanying notes to consolidated financial statements.


BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
-----------------------------------------------------------------------------
                          Three months ended           Six months ended
                          ------------------           ----------------
                       December 31,  December 31,  December 31,  December 31,
                           1999          1998          1999          1998
-----------------------------------------------------------------------------
REVENUES               $ 206,077     $    _        $ 206,077     $     _

COST OF SALES             10,568          _           10,568           _

-----------------------------------------------------------------------------
GROSS MARGIN             195,509     $    _          195,509           _

-----------------------------------------------------------------------------
OPERATING EXPENSES
Research & development 1,090,015       788,236     2,083,023      1,673,943
Sales and marketing    1,337,810       562,877     2,118,148        930,793
General and
 administrative          448,696       217,732       747,504        571,353
-----------------------------------------------------------------------------
                       2,876,521     1,568,845     4,948,675      3,176,089

-----------------------------------------------------------------------------
Loss from operations  (2,681,012)   (1,568,845)   (4,753,166)    (3,176,089)

-----------------------------------------------------------------------------
Interest Income          202,184       128,031       291,358        313,820

-----------------------------------------------------------------------------
Loss before income
 tax                  (2,478,828)    (1,440,814)  (4,461,808)    (2,862,269)

Income tax expense        12,500           _          12,500           _

-----------------------------------------------------------------------------

NET LOSS             $(2,491,328)   $(1,440,814)  $(4,474,308)  $(2,862,269)

=============================================================================
Net loss per common
 share - basic           $(0.22)        $(0.14)       $(0.41)       $(0.29)

=============================================================================
Weighted average number
 of common shares     11,245,295     10,136,213    10,709,346     9,963,020

=============================================================================
See accompanying notes to consolidated financial statements.


BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------
                                                   Six months ended
                                                   -----------------
                                               December 31,   December 31,
                                                    1999           1998
--------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                     $(4,474,308)   $ (2,862,269)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
 Depreciation and amortization                    237,092         213,774
 Changes in assets and liabilities:
    Trade receivables                            (543,688)           _
    Inventory                                       5,457        (698,769)
    Other current assets                         (409,875)        (90,723)
    Accounts payable                              150,962         315,705
    Accrued liabilities                           690,348           3,825
    Other                                          31,316          18,816
--------------------------------------------------------------------------
Net cash used in operating
  activities                                  $(4,312,696)   $ (3,099,641)
--------------------------------------------------------------------------
Cash flows from investing activities:
 Purchases of marketable securities            (7,000,928)            _
 Additions to property,
  plant and equipment                            (146,842)       (105,264)
 Additions to patent fees                        (293,820)       (118,443)
--------------------------------------------------------------------------
Net cash used in investing
  activities                                  $(7,441,590)   $   (223,707)
--------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from exercise of
  stock options                                    37,500           29,170
 Net proceeds from issuance of
  common stock                                 10,975,610       10,567,504
--------------------------------------------------------------------------
Net cash provided by (used in)
 financing activities                         $11,013,110   $   10,596,674
--------------------------------------------------------------------------
Net increase (decrease) in cash
 and cash equivalents                           (741,176)      7,273,326
Cash and cash equivalents at
 beginning of period                            7,313,551      3,484,374
--------------------------------------------------------------------------
Cash and cash equivalents at
 end of period                                 $6,572,375    $10,757,700
==========================================================================
See accompanying notes to consolidated financial statements.

                BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1)     BASIS OF PRESENTATION

   The consolidated financial statements presented herein have been prepared by Bone Care International, Inc., without audit, except for balance sheet information at June 30, 1999, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1999, included in Bone Care's
Form 10-K as filed with the Securities and Exchange Commission on September 20, 1999.

    In the opinion of management the information included herein reflects all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the interim periods ended December 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000.

(2)     REVENUE RECOGNITION POLICY

   Bone Care began shipping Hectorol capsules in October, 1999. Because Hectorol is Bone Care's first product, Bone Care does not have historical data to estimate returns and exchanges in accordance with SFAS No.48, "Revenue Recognition When Right of Return Exists". As such, revenues from shipments of Hectorol and the related costs are deferred at the time of shipment to wholesale distributors and are included in the Consolidated Statements of Operations at the time the product is sold by these wholesalers to retail users of the product. For the three months ended December 31, 1999, the total sales value and cost of Hectorol shipped was $571,208 and 100,647, respectively.
Bone Care's December 31, 1999 balance sheet includes deferred income of $421,152 related to Hectorol.

Bone Care's standard sales terms do not allow customers to return products for refunds; however, product may be exchanged. Bone Care continues to evaluate data related to sales exchanges, distributor inventories, and retail sales. Bone Care believes it will have enough data to reasonably estimate future returns when retail customers have purchased a high percentage of the initial shipments or the product begins to reach its expiration date. Bone Care intends to recognize future revenues and related costs upon shipment of the Hectorol product once a reasonable estimate of future returns can be calculated.


(3)     COMMON STOCK

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

(4)     NET LOSS PER SHARE

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


















Item 2.      Management Discussion and Analysis of Financial Condition and
             ------------------------------------------------------------
             Results of Operations
             ---------------------

Results of Operations
---------------------
   Revenues for the quarter ended December 31, 1999 include $59,977 related to initial sales of Hectorol Capsules, $125,000 from a licensing agreement which expired in December and $21,100 from assay sales. Margins on product sales were $49,409 or 82% of sales, which is in line with management expectations. Bone Care had no revenues in the six months ended December 31, 1998 or three months ended September 30, 1999.

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

   Cash, cash equivalents, and marketable securities were $13,561,833 at December 31, 1999 and $7,313,551 at June 30, 1999. The increase was primarily due to the investment of $7,000,928 in marketable securities after the receipt of net proceeds of $10,975,610 from the October 1999 common stock offering, offset by the net loss of $4,474,308. Bone Care invested these proceeds in U.S. government agency and corporate debt. During the six months ended December 31, 1999 and 1998, cash used in operating activities aggregated $4,312,696 and $3,099,641, respectively. The increase in cash used is attributable to the increased net loss due to marketing activities related to the launch of Hectorol and the increase in trade receivables resulting from the first commercial sales of Hectorol capsules in the second quarter ended December 31, 1999. Cash flows used in investing activities increased to $7,441,590 in the six months ended December 31, 1999, from $223,707 in the comparable 1998 period primarily due to the investment of $6,989,458 in marketable securities.





   PART II - OTHER INFORMATION
            BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY





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




Date: March 17, 2000                  /s/ Charles W. Bishop
------------------------              --------------------------------
                                      Charles W. Bishop
                                      President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)




Date: March 17, 2000                  /s/ Robert A. Beckman
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