Form 10-Q/A
period 1999-12-31
BONE CARE INTERNATIONAL INC
filed 2000-04-05
CIK 1009405

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q/A
                                  AMENDMENT NO. 2

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

                                    FORM 10-Q/A
                                  AMENDMENT NO. 2

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets

-------------------------------------------------------------------------------
Assets
-------------------------------------------------------------------------------
                                                Restated
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

BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Balance Sheets


-------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

-------------------------------------------------------------------------------
                                                 Restated
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


BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
-----------------------------------------------------------------------------
                          Three months ended           Six months ended
                          ------------------           ----------------
                        Restated                    Restated
                       December 31,  December 31,  December 31,  December 31,
                           1999          1998          1999          1998
-----------------------------------------------------------------------------
REVENUES               $ 206,077     $    _        $ 206,077     $     _

COST OF SALES             10,568          _           10,568           _

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


BONE CARE INTERNATIONAL, INC., AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------
                                                   Six months ended
                                                   -----------------
                                                Restated
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

(2)     REVENUE RECOGNITION POLICY

   Bone Care began shipping Hectorol capsules in October, 1999. Because Hectorol is Bone Care's first product, Bone Care does not have historical data to estimate returns and exchanges in accordance with SFAS No.48, "Revenue Recognition When Right of Return Exists". As such, revenues from shipments of Hectorol and the related costs are deferred at the time of shipment to wholesale distributors and are included in the Consolidated Statements of Operations at the time the product is sold by these wholesalers to retail users of the product (see note 3). For the three months ended December 31, 1999, the total sales value and cost of Hectorol shipped was $571,208 and $100,647, respectively. Bone Care's December 31, 1999 balance sheet includes deferred income of $421,152 related to Hectorol.

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

(3)     CORRECTION OF AN ERROR

   As stated in note 2, Bone Care began shipping Hectorol capsules in October, 1999. Bone Care had previously recognized revenues and related costs upon shipment of Hectorol in the Consolidated Statement of Operations in Bone Care's original December 31, 1999 10-Q. In response to a request by the Securities and Exchange Commission, Bone Care restated second quarter product sales and cost of sales based on revenue recognition rules set forth in SFAS No. 48, "Revenue Recognition When Right of Return Exists." Accordingly, revenues from shipments of Hectorol and the related costs have been deferred at the time of shipment to wholesale distributors and recognized in the Consolidated Statements of Operations at the time the product is sold by these wholesalers to retail customers of the product.

   For the three and six months ended December 31, 1999, this restatement reduced previously-reported product sales and cost of sales by $425,550 and $77,227, respectively, thereby increasing the net loss from $2,143,005 ($0.19 per share) to $2,491,328 ($0.22 per share) for the quarter and $4,125,985 ($0.38 per share) to $4,474,308 ($0.41 per share) for the six month period. In addition, due to the restatement, trade receivables and deferred income at December 31, 1999 increased by $72,829 and $421,152 respectively.

(4)     COMMON STOCK

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

(5)     NET LOSS PER SHARE

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




Date: April 3, 2000                  /s/ Charles W. Bishop
------------------------              --------------------------------
                                      Charles W. Bishop
                                      President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)




Date: April 3, 2000                  /s/ Robert A. Beckman
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
11 Statement Regarding Computation of Loss Per Share . . . . . . . . . 11