Form 10-Q
period 2000-03-31
BONE CARE INTERNATIONAL INC
filed 2000-05-12
CIK 1009405

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark one)

           /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                                         Yes   X       No
                                                             ------       -----
As of April 30, 2000, 11,456,268 shares of the registrant's Common Stock, no par value, were outstanding.

                          BONE CARE INTERNATIONAL, INC.

                                    FORM 10-Q

                  For the quarterly period ended March 31, 2000

                                      INDEX
                                     ------
PART I -  FINANCIAL INFORMATION                                           Page
                                                                          ----
Item 1.   Financial statements

          Balance Sheets
          March 31, 2000, and June 30, 1999. . . . . . . . . . . . . . . .  .3

          Statements of Operations
          Three and Nine Months Ended March 31, 2000
          and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .5

          Statements of Cash Flows
          Nine Months Ended March 31, 2000
          and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .6

          Notes to Financial Statements. . . . . . . . . . . . . . . . . .  .7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . .  .9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk . . .  10

PART II -      OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  11

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . .  11

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .  11

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .  11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . .  11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------
BONE CARE INTERNATIONAL, INC.
Balance Sheets

-------------------------------------------------------------------------------
Assets

-------------------------------------------------------------------------------
                                                  March 31,      June 30,
                                                   2000            1999
                                                (Unaudited)     (Audited)

-------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                       $3,360,289     $7,313,551
 Marketable securities                            8,469,446           _
 Trade receivables                                   11,621           _
 Inventories                                      1,106,687      1,119,262
 Other current assets                               592,549        110,017

-------------------------------------------------------------------------------
Total current assets                             13,540,592      8,542,830

Property, plant and equipment--at cost:
 Leasehold improvements                             115,532         97,319
 Furniture and fixtures                             103,851        101,144
 Machinery and other equipment                      785,034        579,008

-------------------------------------------------------------------------------
                                                  1,004,417        777,471

Less accumulated depreciation                       575,923        467,879

-------------------------------------------------------------------------------
Property, plant and equipment, net                  428,494        309,592

Patent fees, net of accumulated amortization
 of $775,443 at March 31, 2000, and $645,013
 at June 30, 1999                                 1,018,558        862,645
Excess of cost over fair value of net assets
 acquired, net of accumulated amortization
 of $888,942 at March 31, 2000, and
 $821,856 at June 30, 1999                          470,975        538,061
Other non-current assets                              9,408         50,133

-------------------------------------------------------------------------------
Total assets                                    $15,468,027    $10,303,261

===============================================================================
See accompanying notes to financial statements.


BONE CARE INTERNATIONAL, INC.
Balance Sheets

-------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

-------------------------------------------------------------------------------
                                                  March 31,      June 30,
                                                   2000            1999
                                                (Unaudited)     (Audited)

-------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                 $ 415,252    $   202,686
 Accrued clinical study and
    research costs                                  154,061        171,988
 Accrued compensation                               135,882         43,311
 Other accrued liabilities                          350,067         43,477
 Deferred income                                    386,444        125,000

-------------------------------------------------------------------------------
Total current liabilities                         1,441,706        586,462

Shareholders' equity:
 Preferred stock--authorized 2,000,000
  shares of $.001 par value; none issued               _              _
 Common stock--authorized 28,000,000 shares
  of no par value; issued and outstanding
  11,456,028 shares at March 31, 2000
  and 10,173,396 at June 30, 1999                11,393,883     11,393,883
 Additional paid-in capital                      25,294,934     14,119,761

-------------------------------------------------------------------------------
                                                 36,688,817     25,513,644

Accumulated deficit                             (22,645,846)   (15,796,845)
Accumulated other comprehensive loss                (16,650)          _

-------------------------------------------------------------------------------
                                                 14,026,321      9,716,799

-------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity                           $15,468,027    $10,303,261

===============================================================================
See accompanying notes to financial statements.


BONE CARE INTERNATIONAL, INC.
Statements of Operations
(Unaudited)

-----------------------------------------------------------------------------
                             Three months ended        Nine months ended
                            March 31,   March 31,    March 31,   March 31,
                              2000        1999          2000       1999

-----------------------------------------------------------------------------
REVENUES                   $ 59,001    $    _        $ 265,078     $  _

COST OF SALES                20,251         _           30,819        _

-----------------------------------------------------------------------------
GROSS MARGIN                 38,750         _          234,259        _

-----------------------------------------------------------------------------
OPERATING EXPENSES
Research and development    911,903   1,063,851     2,994,926    2,737,794
Sales and marketing       1,168,272     492,600     3,286,420    1,423,393
General and administrative  533,647     268,821     1,281,151      840,174

-----------------------------------------------------------------------------
                          2,613,822   1,825,272     7,562,497    5,001,361

-----------------------------------------------------------------------------
Loss from operations      (2,575,072)(1,825,272)   (7,328,238)  (5,001,361)

-----------------------------------------------------------------------------
Interest Income              200,379   123,472        491,737      437,292

-----------------------------------------------------------------------------
Loss before income tax    (2,374,693)(1,701,800)   (6,836,501)  (4,564,069)

Income tax expense              _          _           12,500         _

-----------------------------------------------------------------------------
NET LOSS                 $(2,374,693)$(1,701,800) $(6,849,001) $(4,564,069)

=============================================================================
Net loss per common
 share - basic              $(0.21)     $(0.17)      $(0.62)      $(0.46)

=============================================================================
Weighted average number of
 common shares           11,415,586   10,149,869   10,943,047   10,024,394

=============================================================================
See accompanying notes to financial statements.


BONE CARE INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)
-------------------------------------------------------------------------------
                                                    Nine months ended
                                                   ------------------
                                                  March 31,      March 31,
                                                    2000           1999
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                     $(6,849,001)    $(4,564,069)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
    Depreciation and amortization                 383,342         318,336
    Changes in assets and liabilities:
       Trade receivables                          (11,621)           _
       Inventories                                 12,575        (913,396)
       Other current assets                      (482,532)        (69,992)
       Accounts payable                           212,566         135,693
       Accrued liabilities                        381,234        (238,943)
       Deferred income                            261,444            _
       Other noncurrent assets                     40,725          28,224
-------------------------------------------------------------------------------
Net cash used in operating
 activities                                   $(6,051,268)    $(5,304,147)
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchases of marketable securities            (8,486,096)           _
 Additions to property,
  plant and equipment                            (226,946)       (154,750)
 Additions to patent fees                        (364,124)       (180,245)
-------------------------------------------------------------------------------
Net cash used in investing
 activities                                    $9,077,166)     $  (334,995)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from exercise of
  stock options                                   199,562           51,670
 Net proceeds from issuance
  of common stock                              10,975,610       10,567,504
-------------------------------------------------------------------------------
Net cash provided by
 financing activities                         $11,175,172      $10,619,174
-------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                              (3,953,262)       4,980,032
Cash and cash equivalents at
 beginning of period                            7,313,551        3,484,374
-------------------------------------------------------------------------------
Cash and cash equivalents at
 end of period                                $ 3,360,289      $ 8,464,406

===============================================================================
See accompanying notes to financial statements.


                        BONE CARE INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

(1)     BASIS OF PRESENTATION

   The financial statements presented herein have been prepared by Bone
Care International, Inc., without audit, except for balance sheet information at June 30, 1999, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1999, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 20, 1999.

    In the opinion of management the information included herein reflects all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the interim periods ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000.

(2)     INVENTORIES

   Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:

-------------------------------------------------------------------------------
                                       March 31,          June 30,
                                         2000               1999
                                      (Unaudited)        (Audited)

-------------------------------------------------------------------------------
Finished goods                         $ 783,381          $     -

Materials and work in process            323,306           1,119,262
                                         -------           ---------

                                       $1,106,687         $1,119,262
                                       ==========         ==========
-------------------------------------------------------------------------------


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

(4)     REVENUE RECOGNITION POLICY

   Bone Care began shipping Hectorol Capsules in October, 1999. Because Hectorol Capsules is Bone Care's first product, Bone Care does not have historical data to estimate returns and exchanges in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." As such, revenues from shipments of Hectorol Capsules and the related costs are deferred at the time of shipment to wholesale distributors and are included in the Consolidated Statement of Operations at the time the product is sold by these wholesalers to retail users of the product. For the three months ended March 31, 2000, the total sales value and cost of Hectorol Capsules shipped was $50,174 and $42,841, respectively. For the nine months ended March 31, 2000, the total sales value and cost of Hectorol Capsules shipped was $621,382 and $143,488, respectively. Bone Care's March 31, 2000 balance sheet includes deferred income of $386,444 related to Hectorol Capsules. Bone Care's standard sales terms do not allow customers to return products for refunds; however, product may be exchanged. Bone Care continues to evaluate data related to sales exchanges, distributor inventories, and retail sales. Bone Care believes it will have enough data to reasonably estimate future returns when retail customers have purchased a high percentage of the initial shipments or the product begins to reach its expiration date. Bone Care intends to recognize future revenues and related costs upon shipment of the Hectorol Capsule product once a reasonable estimate of future returns can be calculated.

(5)     OTHER COMPREHENSIVE LOSS

   During the three months ended March 31, 2000 and 1999, total other comprehensive loss was $5,180 and $0, respectively. During the nine months ended March 31, 2000 and 1999, total other comprehensive loss was $16,650 and $0, respectively. Bone Care's other comprehensive loss is comprised of unrealized gains and losses on Bone Care's available-for-sale securities.

(6)     NET LOSS PER SHARE

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


Item 2.      Management Discussion and Analysis of Financial Condition and
             ------------------------------------------------------------
             Results of Operations
             ---------------------

Results of Operations
---------------------

   Revenues for the quarter ended March 31, 2000 include $55,601 related to product sales of Hectorol Capsules and $3,400 from other revenues. Margins on product sales were $35,350 or 64% of sales, compared to 82% in the quarter ended December 31, 1999. Margins were lower in the quarter ended March 31, 2000, than in the quarter ended December 31, 2000, due to lower sales volume. Revenues for the nine months ended March 31, 2000 include $115,578 relating to product sales of Hectorol Capsules and $149,500 from other revenues. Margins on product sales were $84,759 or 73% of sales. Bone Care had no revenues in the nine months or three months ended March 31, 1999. On April 6, 2000, the FDA approved the intravenous formulation of Hectorol. Bone Care intends to launch the intravenous product in the fall of calendar 2000.

   Research and development expenses decreased $151,948 to $911,903 in the three months ended March 31, 2000, from $1,063,851 in the three months ended March 31, 1999 and increased $257,132 to $2,994,926 in the nine months ended March 31, 2000 from $2,737,794 in the nine months ended March 31, 1999. Research and development expenses decreased in the three month period from prior year levels due to a $272,282 Food and Drug Administration (FDA) filing fee for Intravenous Hectorol paid in the three month period ended March 31, 1999. Research and development expenses increased in the nine month period from prior year levels due to the following: (1) initiation of clinical trials in peritoneal dialysis patients, (2)development of a lower strength formulation of Hectorol Capsules, (3) continuation of Phase 3 clinical trials in pre-dialysis patients suffering from secondary hyperparathyroidism (SHP), (4) additional research on the chemical properties and stability of doxercalciferal and Hectorol drug product, as directed by the FDA approval of Hectorol Capsules, and (5) manufacture of LR-103 for use in planned Phase 1 clinical tests.

   Sales and marketing expenses increased $675,672 to $1,168,272 in the three months ended March 31, 2000, from $492,600 in the three months ended March 31, 1999. In the nine months ended March 31, 2000, sales and marketing expenses increased $1,863,027 to $3,286,420 from $1,423,393 in the nine months ended March 31, 1999. The increases in sales and marketing expenses are related to the establishment of a sales force and increased promotional expenditures for Hectorol Capsules.

   General and administrative expenses increased $264,826 to $533,647 in the three months ended March 31, 2000, from $268,821 in the three months ended March 31, 1999. In the nine months ended March 31, 2000, general and administrative expenses increased $440,977 to $1,281,151 from $840,174 in the nine months ended March 31, 1999. The increased expenses in the current year are primarily attributable to costs associated with billing and collecting for Hectorol Capsules, which Bone Care started selling in October, 1999, and other general expenses associated with Bone Care's growth.

   Interest income increased $76,907 to $200,379 in the three months ended March 31, 2000 from $123,472 in the three months ended March 31, 1999. Interest income increased $54,445 to $491,737 in the nine months ended March 31, 2000 from $437,292 in the nine months ended March 31, 1999. The changes in interest income were attributable to differences in average cash balances, cash equivalents, and marketable securities primarily impacted by the receipt of net cash proceeds from the sale of common stock and the use of cash in operating activities.

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

   Bone Care will require substantial funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs. Bone Care's capital requirements will depend on numerous factors, including the progress of its research and development programs; the progress of preclinical and clinical testing; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and development in Bone Care's existing licensing relationships and the terms of any new collaborative, licensing, co-promotion or distribution arrangements that Bone Care may establish; the progress of commercialization and marketing activities; the cost of manufacturing preclinical and clinical products; and other factors not within Bone Care's control. Bone Care believes that the current level of cash and cash equivalents are only sufficient to fund its operations through December 2000. Management intends to seek additional equity capital or licensing revenues in order to fund Bone Care's expected losses beyond December 2000.

   Cash, cash equivalents, and marketable securities were $11,829,735 at March 31, 2000 and $7,313,551 at June 30, 1999. The increase was primarily due to the investment of $8,486,096 in marketable securities after the receipt of net proceeds of $10,975,610 from the October 1999 common stock offering, offset by the net loss of $6,849,001. Bone Care invested these proceeds in U.S. government agency and corporate debt. During the nine months ended March 31, 2000 and 1999, cash used in operating activities aggregated $6,051,268 and $5,304,147, respectively. The increase in cash used is attributable to the increased net loss due to marketing activities related to the launch of Hectorol Capsules and the increase in trade receivables resulting from the first commercial sales of Hectorol Capsules in October 1999. Cash flows used in investing activities increased to $9,077,166 in the nine months ended March 31, 2000, from $334,995 in the comparable 1999 period primarily due to the investment of $8,486,096 in marketable securities.


Item 3.      Quantitative and Qualitative Disclosure About Market Risk
             ---------------------------------------------------------
   Bone Care's sales from inception to date have been made to U.S. customers and, as a result, do not carry any exposure to factors such as changes in foreign currency exchange rates. At March 31, 2000, Bone Care did not hold any short- or long-term investments other than short-term investment grade securities and, therefore, did not have any market risk exposure related to changes in interest rates required to be disclosed pursuant to this item. Therefore, no quantitative tabular disclosures are required.

                            PART II - OTHER INFORMATION
                           BONE CARE INTERNATIONAL, INC.



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

                Through March 31, 2000, Bone Care has used all of the net
             proceeds from the offering. The use of proceeds from the Offering does not represent a material change in the use of proceeds described in the prospectus which is part of the Registration Statement.

Item 3.      Defaults Upon Senior Securities
             -------------------------------
                None

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
                None

Item 5.      Other Information
             -----------------
                In addition to the historical information included in this
             Quarterly Report on Form 10-Q, the Quarterly Report contains "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933. These statements are based on management's beliefs as well as assumptions made by and information currently available to management. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bone Care to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, Bone Care's early stage of development, the uncertainty of Bone Care's future profitability, the uncertainty of regulatory approvals of any drugs developed by Bone Care, uncertainty regarding ongoing governmental regulation, Bone Care's ability to obtain regulatory approvals in foreign countries, the uncertainty of Bone Care's ability to protect its intellectual property, Bone Care's ability to avoid infringing upon the intellectual property of third parties, the uncertainty related to pricing and reimbursement of Bone Care's products, health care reform and changes in the health care industry, the intense competition in the pharmaceutical and biotechnology industries, Bone Care's potential need for additional partners or collaborators, Bone Care's future capital needs and uncertainty of additional financing, Bone Care's lack of manufacturing capabilities and limited sales and marketing experience, product liability risks, and Bone Care's ability to retain and attract personnel. Readers should also carefully review the risk factors set forth in other reports or documents Bone Care has filed from time to time with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Bone Care disclaims any obligation to update any such factors or to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
             (a)  Exhibits furnished:

                  (11)  Statement Re: Computation of Loss Per Share
                  (27)  Financial Data Schedule

             (b)  Reports on Form 8-K

                  A Form 8-K report dated January 27, 2000 was filed by the
              Company reporting under Item 4 the dismissal by the Company of its independent accountant. An amendment to the Form 8-K report was filed by the company on April 3, 2000 reporting and filing under Items 4 and 6 a letter from the Company's prior accountant. A Form 8-K report dated February 14, 2000 was filed by the Company reporting under Item 4 the engagement by the Company of a new independent accountant. There were no other Form 8-K reports filed during the quarter ended March 31, 2000.

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BONE CARE INTERNATIONAL, INC.
                                      (Registrant)




Date: May 11, 2000                    /s/ Charles W. Bishop
------------------                    --------------------------------
                                      Charles W. Bishop
                                      President and Chief and Executive Officer
                                      (Principal Executive Officer)




Date: May 11, 2000                    /s/ Robert A. Beckman
------------------                    --------------------------------
                                      Robert A. Beckman
                                      Acting Vice President - Finance
                                      (Principal Financial and Accounting
                                       Officer)


                          BONE CARE INTERNATIONAL, INC.

                                  Exhibit Index

                    For the Quarterly Period Ended March 31,

No.   Description                                                        Page
---   -----------                                                        -----

11    Statement Regarding Computation of Loss Per Share .. . . . . . . . . 15

27    Financial Data Schedule . .  . . . . . . . . . . . . . . . . . . . . 16