Form 10-K405
period 2000-06-30
BONE CARE INTERNATIONAL INC
filed 2000-09-12
CIK 1009405

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

  For the fiscal year ended June 30, 2000

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of August 31, 2000, there were issued and outstanding 11,456,668 shares of Common Stock. The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $194,232,127 as of August 31, 2000, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates". This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Bone Care International, Inc. Proxy Statement for its 2000 Shareholders Meeting to be held on November 15, 2000 (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BONE CARE INTERNATIONAL, INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                        For the Year Ended June 30, 2000

                                                                                                  Page
                                                                                                  ----
Part I

Item 1    Business...............................................................................   2

Item 2    Properties.............................................................................  13

Item 3    Legal Proceedings......................................................................  13

Item 4    Submission of Matters to a Vote of Security Holders....................................  13

Part II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters..................  14

Item 6    Selected Consolidated Financial Data...................................................  15

Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations..  16

Item 7A   Quantitative and Qualitative Disclosures about Market Risk.............................  19

Item 8    Financial Statements and Supplementary Data............................................  20

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  34

Part III

Item 10   Directors and Executive Officers of the Registrant.....................................  34

Item 11   Executive Compensation.................................................................  35

Item 12   Security Ownership of Certain Beneficial Owners and Management.........................  35

Item 13   Certain Relationships and Related Transactions.........................................  35

Part IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  35
Signatures......................................................................................   36
Index to Exhibits...............................................................................   37

   In this Annual Report on Form 10-K, "Bone Care," "we," "us" and "our" refer to Bone Care International, Inc. unless context suggests otherwise.

                           FORWARD-LOOKING STATEMENTS

   This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Bone Care, including, among other things:

  . general economic and business conditions, both nationally and in our markets;

  . our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

  . anticipated trends in our business;

  . existing and future regulations affecting our business;

  . our early stage of development;

  . the uncertainty of our future profitability;

  . our ability to satisfy the FDA's conditions for marketing approval for Hectorol;

  . our ability to commercialize Hectorol; and

  . other risk factors set forth under "Risk Factors" in this prospectus.

   In addition, in this prospectus, the words "believe", "may", "will", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to Bone Care, our business or our management, are intended to identify forward-looking statements.

   Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this filing. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in the filing may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1. BUSINESS

Overview

   Bone Care is a pharmaceutical company engaged in discovering, developing and commercializing improved vitamin D-hormone therapies to treat secondary hyperparathyroidism in patients with kidney, or renal disease, and osteoporosis, and other diseases including psoriasis and cancers of the prostate, breast and colon. We were founded 16 years ago as a subsidiary of Lunar Corporation, located in Madison, Wisconsin, and were spun-off from Lunar in 1996.

   We licensed our first product, Hectorol, in 1987 from the University of Wisconsin, a leading vitamin D research center. Hectorol, also known as doxercalciferol, is a vitamin D replacement therapy approved by the FDA in two formulations to treat secondary hyperparathyroidism in patients with end-stage renal disease, or ESRD. Secondary hyperparathyroidism is a disease characterized by excessive secretion of parathyroid hormone (PTH). Virtually all ESRD patients suffer from secondary hyperparathyroidism. In June 1999, we obtained FDA approval for Hectorol Capsules, and in October 1999, we began selling this orally administered product in the United States. In April 2000, we obtained FDA approval for Hectorol Injection, and, in late August 2000, we began selling this intravenous product in the United States. We recently completed two Phase III trials for Hectorol Capsules to treat secondary hyperparathyroidism in pre-dialysis patients, and we plan to file with the FDA a supplemental New Drug Application for this indication by March 2001. In addition, we also are developing Hectorol and new vitamin D therapies to treat these and several other diseases.

Background

   D-hormones are produced in the body from vitamin D that is either ingested or generated in the skin from sunlight exposure. D-hormones have essential roles in human health; they regulate (1) parathyroid hormone (PTH) secretion by the parathyroid glands, (2) the absorption of calcium by the small intestine,
(3) muscle function, and (4) the proliferation and maturation of several types of normal and abnormal cells. D-hormone deficiency occurs when the kidneys are unable to produce D-hormones. Without sufficient D-hormone levels, PTH secretion is increased and calcium absorption in the small intestine is reduced leading to bone disease.

   Hyperparathyroidism is a disease characterized by excessive secretion of PTH by the parathyroid glands. Hyperparathyroidism is classified by the medical community as either "primary" or "secondary", depending on the underlying cause. Primary hyperparathyroidism is the less common type of hyperparathyroidism and is caused by a disorder in one or more of the parathyroid glands, usually a tumor. Surgical removal of the affected parathyroid glands is the only effective treatment. Secondary hyperparathyroidism is the more common type of hyperparathyroidism and is caused by diseases unrelated to the parathyroid glands. It is seen in varying severity in virtually all ESRD patients, in whom normal kidney function is lost and dialysis is required for survival. Secondary hyperparathyroidism in renal disease continues and worsens unless treated with D-hormone therapy.

   D-hormone replacement therapy is used in many countries as a treatment for pre-dialysis and dialysis patients with secondary hyperparathyroidism. The goals of D-hormone therapy are to decrease blood PTH levels and to normalize blood calcium, thereby treating or preventing bone disease, and other adverse effects of elevated PTH. Currently, there are three primary competitive D-hormone products being marketed for secondary hyperparathyroidism: calcitriol, paricalcitol and alfacalcidol. The challenge in administering competitive therapies is to deliver a sufficiently high dose to be effective without causing toxic side effects, including:

  . Hypercalcemia, or excessive calcium in the blood, which increases the risk that calcium-rich deposits will develop in soft tissues, such as in the heart and arteries causing cardiac arrest, or in the kidneys accelerating kidney failure in pre-dialysis patients.

  . Hyperphosphatemia, or excessive phosphorus in the blood, which stimulates secretion of PTH by the parathyroid glands and exacerbates secondary hyperparathyroidism.

  . Hypercalciuria, or excessive calcium in the urine, which increases the risk that calcium-rich deposits will develop in the kidneys, and this accelerates kidney failure in pre-dialysis patients.

   Due to the risks of these side effects, competitive D-hormones are customarily administered at low dosages which are at times ineffective. Starting dosages are increased cautiously, if at all, to minimize the chance of these toxic side effects, rather than to optimize therapeutic response. In addition, intravenous delivery of competitive D-hormones immediately causes abnormally high levels of D-hormones in the blood followed by abnormally low levels as the D-hormones are eliminated rapidly from the body. After oral delivery of competing D-hormone products, blood levels also rapidly drop to abnormally low levels. This is in contrast to the relatively constant blood levels of D-hormones which are maintained in individuals with normal kidney function without side effects, yielding consistent efficient regulation of PTH secretion.

The Bone Care Solution

   We have two FDA approved products to treat secondary hyperparathyroidism in ESRD patients, Hectorol Injection and Hectorol Capsules, and we are in the process of developing Hectorol and other products for additional applications. Hectorol offers:

  . Safe and Effective Treatment. Data obtained from our clinical trials have demonstrated that Hectorol is a safe and effective therapy for treating secondary hyperparathyroidism in ESRD patients. Based on these and other trials, we believe that Hectorol compares favorably to competitive D-hormone products, including calcitriol, paricalcitol and alfacalcidol, however, we have not performed comparative trials to demonstrate these conclusions.

  . Oral Delivery that Expands Market Opportunities. Hectorol Capsules provide a safe, convenient and effective orally delivered therapy that we believe applies to significantly broader markets than ESRD. Intravenous D-hormone products are used only in hemodialysis patients under medical supervision. Competitive intravenous D-hormones are not well suited for oral delivery because they are fully active on delivery, which can cause certain cells lining the small intestine to absorb too much calcium and phosphorus, leading to side effects. Hectorol, on the other hand, is an inactive pro-hormone that, after oral delivery, is not recognized by these intestinal cells. Therefore, Hectorol does not over-stimulate absorption of calcium and phosphorus during absorption by the intestine.

  . A Pro-Hormone that Provides Consistent Levels of Natural D-Hormones.
    Hectorol is a pro-hormone, an inactive chemical substance that is slowly metabolized by the liver into two active and naturally occurring D-hormones. Activated Hectorol is released into the bloodstream at a rate which closely mimics the steady production and release of these same D-hormones by normal kidneys. Normal blood levels of D-hormones allow efficient regulation of PTH secretion by the parathyroid glands with few side effects.

  . A Potentially Wider Therapeutic Window. We believe that there is indirect evidence that Hectorol has a wider range, or therapeutic window, between a minimum effective dose and a dose with significant side effects than competitive D-hormone therapies. There are currently no direct comparisons of Hectorol to competitive D-hormone therapies in ESRD patients and we have not conducted these studies in any human subjects. Animal studies, however, have demonstrated that Hectorol has fewer side effects than calcitriol or alfacalcidol when delivered at doses of equivalent potency. A wider therapeutic window would facilitate improved individualized patient therapy and reduce episodes of temporary drug withdrawal, thereby improving long-term patient outcome and increasing the ease of patient management and monitoring.

Our Strategy

   Our strategy is to develop new D-hormone products and commercialize our two newly approved products, Hectorol Injection and Hectorol Capsules, by:

  . Expanding Our Sales and Marketing Infrastructure. We will continue to develop our internal sales and marketing capabilities to address the over $400 million D-hormone market in the United States for ESRD patients and for related markets that could be effectively addressed with a small, highly targeted sales and marketing effort. We will seek to establish mutually beneficial alliances or marketing agreements with partners who can rapidly penetrate geographic markets and therapeutic areas where we have no current or planned sales presence.

  . Competitively Pricing Hectorol. Recent concerns as expressed in two bills considered in the United States Congress about the costs of D-hormone therapy for ESRD patients may be a catalyst for exploring more cost-effective D-hormone treatments. We believe Hectorol's competitive pricing will create interest by third-party payors and facilitate its acceptance in the United States market. Hectorol Injection is priced below a competing product, Zemplar, which is under review by a number of third-party payors due to its significantly higher price without a clearly demonstrated therapeutic advantage compared to other D-hormone treatments. Hectorol Capsules also represent an attractive cost-effective alternative to intravenous D-hormone therapies. While oral D-hormone therapies are not reimbursed by Medicare, they are favored outside of the United States. We are the only United States company with both oral and intravenous D-hormone products and we believe we are well positioned to take advantage of changes in preference for the method of delivery.

  . Expanding the Approved Indications for Hectorol. We plan to seek FDA approval to market Hectorol for secondary hyperparathyroidism in pre-dialysis and elderly osteoporosis patients, as well as for psoriasis and cancers of the prostate, breast and colon. We have completed two Phase III trials with pre-dialysis patients and are planning a Phase II trial in elderly osteoporosis patients suffering from secondary hyperparathyroidism. We currently are conducting Phase II trials in prostate cancer patients and we are planning Phase II trials in psoriasis patients.

  . Developing Additional Product Offerings. We will continue to use our significant research, clinical and regulatory expertise to identify and develop, internally or through licensing from third parties, new D-hormones with improved efficacy and safety for targeted diseases.

Our Products

   We are discovering, developing and commercializing improved vitamin D-hormone therapies to treat a variety of diseases where current treatments are either unavailable or inadequate. Our products have not been compared with competitive D-hormone therapies in clinical studies, but comparative studies in several animal species have demonstrated that our products have a wider range, or therapeutic window, between a minimum effective dose and a dose with significant side effects. These studies compared our products, Hectorol, and/or LR-103, to calcitriol and/or alfacalcidol, and showed that our products are 3- to 30-times less toxic when administered at doses with equivalent potency. We monitored for the same side effects as those affecting pre-dialysis or ESRD patients receiving D-hormone therapy, including hypercalcemia, hyperphosphatemia, and hypercalciuria. Additional animal studies have shown that, unlike Hectorol and LR-103, competitive D-hormone therapies cause significant calcium deposits in the kidneys when delivered in doses equivalent to those used to treat patients. We cannot, however, be certain that additional clinical studies will support our conclusion that Hectorol has a wider therapeutic window than other D-hormone therapies.

   The following table summarizes the status of our products and our product development programs:

      [A chart appears here showing the current status of each product.]

                                        Clinical
                                       Development
                                   -------------------
                                           Phase Phase
                      Pre clinical Phase I  II    III    Filing   Launch
                      ------------ ------- ----- ----- ---------- ------
Secondary
 Hyperparathyroidism
  Hectorol Injection
    Dialysis

  Hectorol Capsules
    Dialysis


    Pre-Dialysis                                       March 2001
    Osteoporosis

Hyperproliferative Diseases
  Hectorol Capsules
    Prostate Cancer
    Psoriasis


  Oral LR-103
    Psoriasis and Cancers

  Oral BCI-202
    Psoriasis


 = Completed
 = In process

 Hectorol Injection

   We developed Hectorol Injection for use in the approximately 250,000 ESRD patients in the United States who undergo hemodialysis three times per week. The FDA approved Hectorol Injection in April 2000 after initially declining to accept our New Drug Application for review. We provided the FDA with supplemental analyses that demonstrated the equivalence of Hectorol Injection and Hectorol Capsules and reinforced the safety and efficacy of Hectorol Injection. Our application included data from two Phase III trials which involved a total of 70 patients and consisted of an eight-week monitoring period in which no D-hormone therapies were given, followed by a 12-week period in which patients received open-label treatment with Hectorol Injection at hemodialysis. The study endpoint for effectiveness was the observed reduction in blood PTH levels and the endpoints for safety were the observed rates of hypercalcemia and hyperphosphatemia. In both trials, after 12 weeks of open-label treatment, blood PTH levels were reduced 40-50%. These reductions were statistically significant (p(greater than)0.01). In both studies, blood PTH reached a predetermined optimal range in more than 70% of treated patients. Hectorol Injection normalized blood calcium but also caused infrequent episodes of hypercalcemia and hyperphosphatemia.

 Hectorol Capsules

   Hectorol Capsules are approved for use in the approximately 284,000 ESRD patients in the United States, however, we are only marketing the product to the subgroup of approximately 34,000 ESRD patients who undergo dialysis outside of clinics. In addition, we are conducting clinical trials of Hectorol Capsules to gain FDA approval for use in other larger disease populations. The FDA approved Hectorol Capsules in June 1999 based on the results of two Phase III trials involving a total of 211 subjects. Each trial consisted of an eight-week monitoring period in which no D-hormone therapies were given, followed by a 16-week period in which patients received open-label treatment with Hectorol Capsules at hemodialysis, and an eight-week period in which patients received in a double-blinded randomized fashion continuing treatment with either Hectorol Capsules or a matching placebo. The study endpoint for effectiveness was the observed reduction in blood PTH levels and the endpoints for safety were the observed rates of hypercalcemia and hyperphosphatemia. In both trials, after 16 weeks of open-label treatment, blood PTH levels were reduced more than 50%. These reductions were statistically significant (p(greater than)0.01). In addition, blood PTH reached a pre-determined optimal range in 83% of the treated patients. At the end of the eight additional weeks of blinded treatment, mean blood PTH levels in patients receiving Hectorol Capsules remained approximately 50% below those receiving a matching placebo. Differences in mean blood PTH levels between patients receiving Hectorol Capsules and those receiving placebo treatments were clinically and statistically significant. Hectorol Capsules normalized blood calcium levels but caused infrequent episodes of hypercalcemia and hyperphosphatemia.

   In addition to treating dialysis patients, we are developing Hectorol Capsules to treat pre-dialysis patients and elderly osteoporosis patients with secondary hyperparathyroidism.

     Secondary Hyperparathyroidism in Pre-Dialysis Patients. Secondary hyperparathyroidism begins to develop in patients with modest reductions in kidney function and becomes more severe as ESRD progresses. We estimate that there are at least 600,000 pre-dialysis patients in the United States.

     Evidence from published clinical research suggests that early intervention with D-hormone replacement therapy can slow the progression of secondary hyperparathyroidism in pre-dialysis patients. Rocaltrol is approved in the United States and we believe oral alfacalcidol is used in certain foreign markets to treat pre-dialysis patients. As with their use in dialysis patients, however, these competitive oral products can cause toxic side effects at the doses required for effective treatment and can hasten the onset of dialysis.

     We recently completed two randomized, double blind, placebo-controlled Phase III trials for Hectorol Capsules to treat secondary hyperparathyroidism in pre-dialysis patients. The trials consisted of an eight-week monitoring period in which no D-hormone therapies were given, followed by a 24-week period in which patients were treated with either Hectorol Capsules or a matching placebo. The study endpoint for effectiveness was the observed reduction in blood PTH levels and the endpoints for safety were the observed rates of hypercalcemia, hyperphosphatemia and hypercalciuria, and significant decreases in kidney function. In both studies, Hectorol significantly reduced blood PTH levels relative to a matching placebo, without significant side effects. We intend to use the results from these two trials as the basis for filing with the FDA a supplemental New Drug Application by March 2001, requesting approval to market Hectorol Capsules for secondary hyperparathyroidism in these pre-dialysis patients.

     Secondary Hyperparathyroidism in Elderly Osteoporosis Patients. We plan to further investigate the use of Hectorol Capsules to treat secondary hyperparathyroidism in elderly osteoporosis patients. Of the 16 million people in the United States over the age of 75 years, we estimate that two to four million have secondary hyperparathyroidism associated with osteoporosis. In many elderly individuals, there is reduced responsiveness of the parathyroid glands, the small intestine and muscles to D-hormones. Higher D-hormone levels are needed in the blood of these individuals to control PTH secretion and to maintain both intestinal calcium absorption and muscle strength. Often these individuals develop secondary hyperparathyroidism. Left untreated, the elevated level of PTH in the blood causes bone loss which increases the risk of debilitating fractures. In addition, decreased muscle strength increases the risk of falling, which in turn, further increases the risk of fractures. Fractures often result in disfigurement, decreased mobility and, in some cases, extensive hospitalization and chronic nursing home care.

     In the United States, there are currently no FDA-approved D-hormone therapies to treat patients with osteoporosis, however, D-hormone therapies are approved in Europe, Asia, Australia and other markets. Controlled clinical trials conducted in these markets using oral calcitriol or oral alfacalcidol demonstrated increased or stabilized bone mass and reduced rates of fractures. However, other trials conducted in the United States have produced mixed results, possibly due to the use of inconsistent doses. Higher doses of oral calcitriol produced increases in spinal and total body bone mass, whereas lower doses showed little effect. Lower doses were used in several trials due to the unacceptable frequency of hypercalcemia and hypercalciuria. These results suggest that D-hormone therapies with improved safety profiles may enable more consistent delivery of higher doses for improved therapeutic effects in elderly osteoporosis patients with secondary hyperparathyroidism.

     In 1992, we completed a Phase II trial in the United States to evaluate Hectorol Capsules to treat postmenopausal osteoporosis. We and our corporate collaborators concluded that the data from the trial did not provide a sufficient basis for initiating pivotal Phase III trials with Hectorol Capsules to treat postmenopausal osteoporosis. Based on published reports that D-hormones have efficacy in patients with secondary hyperparathyroidism, we plan to initiate an additional Phase II trial of Hectorol Capsules in elderly osteoporosis patients to treat secondary hyperparathyroidism.

 Hyperproliferative Diseases

   In addition to having a role in parathyroid function and calcium and phosphorus metabolism, D-hormones have an important role in controlling the development of skin, prostate, breast and colon cells. We are investigating the use of Hectorol Capsules and other improved D-hormone therapies to treat cell growth diseases, or hyperproliferative diseases, involving these cells, including psoriasis, and prostate, breast and colon cancers. Our preliminary studies, as well as research conducted by others, suggest that these cells show substantially reduced growth rates when exposed to D-hormones and D-hormone analogs.

     Psoriasis. We are developing Hectorol in a delayed, sustained release formulation, as an oral D-hormone therapy for psoriasis, a chronic disease that most often affects the skin. Psoriatic lesions are characterized by an abnormal thickening or growth of the skin, usually on the scalp, elbows, knees, and shins. Microscopic examination of these lesions reveals an increased rate of skin cell division, together with a decrease in the time required for these cells to migrate to the skin surface, resulting in thickening or growth of the skin.

     According to the National Psoriasis Foundation, psoriasis affects more than seven million individuals in the United States of which approximately
  1.5 million are being treated by a physician. A similar prevalence rate is observed in Europe. Psoriasis affects people of all ages, with most exhibiting mild or moderate lesions. No cure for psoriasis exists. Dovonex (topical calcipotriol marketed by Bristol-Myers Squibb Company) is a synthetic D-hormone analog of calcitriol and is approved to treat psoriasis in the United States. Dovonex and tacalcitol, another D-hormone analog, are approved to topically treat psoriasis in many countries outside of the United States. Currently, no oral D-hormones are approved to treat psoriasis in the United States.

     Controlled clinical studies have demonstrated that orally administered D-hormones can cause significant improvement in psoriatic lesions reducing, in particular, skin redness, scaling and thickness. In many patients, complete clearing of psoriatic lesions is observed during the course of D-hormone treatment. We plan to conduct a Phase II trial in 2001 to determine the effectiveness of orally delivered Hectorol as a treatment for psoriasis.

     Prostate, Breast and Colon Cancers. We intend to develop Hectorol Capsules or another compound to treat prostate, breast and colon cancers. These cancer cells are similar because they contain specific D-hormone receptors and have shown reductions in cell division rates when treated with D-hormones in vitro. Oncologists consider D-hormones to be promising new treatments for these three cancers, but the frequent side effects observed with D-hormones have inhibited clinical evaluations of this class of compounds. We believe that no D-hormone has received marketing approval for cancer anywhere in the world.

     Prostate cancer has become the most commonly diagnosed tumor in American men. The American Cancer Society (ACS) estimates that in the year 2000, 180,000 men will be diagnosed with, and 32,000 men will die from, prostate cancer. Breast cancer is the second leading cause of death among women in the United States. According to ACS estimates, in the year 2000, 184,000 women will be diagnosed with, and 41,000 women will die from, breast cancer. Colon cancer is the third most common cancer in American men and women. In the year 2000, 94,000 men and women will be diagnosed with, and 48,000 people will die from, colon cancer. The major known risk factors for prostate cancer, namely old age, race, and residence at northern latitudes, are all associated with low blood levels of vitamin D, the natural precursor for D-hormones. Incidence rates for breast and colon cancers also correlate with residence in northern latitudes. Mortality rates for these three cancers increase as exposure to ultraviolet radiation, the principal source of vitamin D in the human body, decreases.

     We completed a Phase I trial in January 1999 in patients with terminal prostate cancer to determine the maximum tolerable dose of Hectorol Capsules without side effects. These patients had diseases which could be monitored by objective imaging techniques while simultaneously evaluating safety endpoints such as hypercalcemia and hyperphosphatemia. Results from this Phase I trial showed that 70% of patients treated for at least 12 weeks were free of disease progression. We are currently conducting a Phase II trial in terminal prostate cancer patients. Preliminary results indicate that six of the 13 evaluated patients treated with Hectorol Capsules became free of disease progression for at least six months.

 LR-103 and BCI-202

   We are investigating the use of LR-103, BCI-202 and other research compounds in pre-clinical studies to evaluate them to treat psoriasis and prostate, breast and colon cancers. LR-103 is a naturally occurring D-hormone that is produced by the kidneys from vitamin D. LR-103 is one of the D-hormones produced from Hectorol.

   Hectorol's chemical structure differs from calcitriol and alfacalcidol only in a few areas. Results from animal studies indicate that Hectorol shows a 3-to-15-fold lower incidence of toxic side effects compared to calcitriol and alfacalcidol at doses having equivalent potency. Consequently, we synthesized and examined a series of compounds related to Hectorol in which chemical structural changes were systematically made to these areas. From this research, we determined that Hectorol is activated, in part, to LR-103, whereas calcitriol and alfacalcidol cannot be so activated.

   We have since synthesized LR-103 and closely related analogs and have studied their pharmacological properties in biological models in collaboration with the USDA. LR-103 is as potent as Hectorol, calcitriol and alfacalcidol, but is 30 times less likely than calcitriol and alfacalcidol to cause toxic side effects. In addition, we have observed that LR-103 inhibits growth of skin cells as well as breast and colon cancer cells. Most importantly, LR-103 is readily absorbed after oral delivery and circulates through the bloodstream to tissues which respond to D-hormones. LR-103 currently is in the late stages of pre-clinical research and we plan to begin Phase I clinical studies with LR-103 in calendar 2001.

   BCI-202 is a novel pro-hormone that is metabolized to LR-103. This promising pharmaceutical candidate is in an early stage of pre-clinical development. We cannot be certain that future studies will yield safe and effective results that warrant continued development.

Sales and Marketing

   Hectorol Capsules, which we commercially introduced in October 1999 and Hectorol Injection, which we commercially introduced in late August 2000, are currently being marketed for ESRD patients in the United States by our direct sales force. We believe that the ESRD market in the United States is well defined and therefore, is suited for a highly focused, direct sales and marketing effort. In addition, we believe that our pricing strategy balances the physicians' focus on patient care with dialysis clinics' desire for greater profit and third-party payors' desire to control treatment costs.

   We are directing our marketing efforts to the following key decision makers:

  . Nephrologists. The nephrologist is the physician responsible for the care of patients diagnosed with early and end-stage renal disease. This care includes delivering D-hormone replacement therapy, which may be administered based on protocols developed in conjunction with the dialysis clinics. We estimate that in the United States there are approximately 5,100 nephrologists caring for 284,000 dialysis patients and over 600,000 pre-dialysis patients.

  . Dialysis Clinics. The nephrologist is generally associated with a clinic that performs dialysis procedures. In the United States, a limited number of large corporations control the majority of these clinics with the largest eight corporations controlling more than 66% of in-center dialysis facilities and the largest three controlling over 50% of all in-center dialysis facilities. Generally these clinics bill for services provided to ESRD patients, including D-hormone therapy. These clinics work with the nephrologist to maximize both the quality of patient care and profits.

  . Third-Party Payors. Dialysis clinics who administer intravenous D-hormones seek reimbursement from third-party payors who generally are either insurance companies or governmental agencies, including Medicare and Medicaid. These payors set reimbursement levels for products and services which the clinics provide to dialysis patients. Payors, including the United States government, have increasingly focused on containing costs, which has impacted the reimbursement of various products and, in turn, affected clinical use of certain products. For example, some payors' reduction in reimbursement levels for Calcijex (intravenous calcitriol), which take effect on October 1, 2000, may drive dialysis clinics currently using Calcijex toward alternative D-hormone products with more favorable reimbursement. We are positioning both Hectorol Capsules and Hectorol Injection as safe, effective and attractively priced products, and our strategy is to establish Hectorol products as preferred D-hormone therapies. Currently, oral D-hormone products are not reimbursed for use by hemodialysis patients. However, given payors' focus on cost containment, we believe that oral therapies represent an attractive, cost-effective alternative to more expensive intravenous therapies.

   During the last six months, we accelerated the growth of our direct sales and marketing organization. As of August 31, 2000, the organization consisted of 28 people, including a Vice President-Sales and Marketing, a Marketing Director and 20 direct sales people. In addition, we have hired a group of certified nephrology nurses to assist in using Hectorol. We intend to allocate significantly greater resources to our sales and marketing organization to support the commercialization of Hectorol. We intend to expand our direct sales force to 30 people by December 2000 and to hire additional nephrology nurses. Additionally, we will seek to establish mutually beneficial alliances or marketing agreements with partners who can access geographic markets and therapeutic areas where we have no current or planned sales presence.

   Hectorol is distributed to patients and dialysis centers through both direct and traditional wholesale and retail channels. We have contracted for selected administrative and distribution services from a third-party company having a proven record of providing services to wholesale and retail customers in the continental United States, Hawaii and Puerto Rico.

Competition

   We operate in a field in which new discoveries occur at a rapid pace. Competitors may succeed in developing technologies or products that are more effective than ours or in obtaining regulatory approvals for their drugs more rapidly than we are able to, which could render our products obsolete or noncompetitive. Competition is intense and is expected to continue to increase. Many competitors, including biotechnology and pharmaceutical companies, are actively engaged in the research and development of products in similar areas, including the fields of hyperparathyroidism, osteoporosis, and prostate, breast and colon cancer.

   A number of pharmaceutical and biotechnology companies are developing new products for the treatment of the same diseases we have targeted. Abbott Laboratories, Inc. markets intravenous calcitriol (Calcijex) and Roche Pharmaceuticals markets oral calcitriol (Rocaltrol). These drugs are approved to manage secondary hyperparathyroidism in kidney dialysis patients in the United States and in European countries. Abbott Laboratories, Inc. received marketing approval from the FDA in April 1998 for intravenous paricalcitol (Zemplar), a new D-hormone analog to treat secondary hyperparathyroidism in kidney dialysis patients. Roche Pharmaceuticals markets oral calcitriol (Rocalctrol) in the United States to manage secondary hyperparathyroidism in pre-dialysis and ESRD patients. A number of companies, including Leo Pharmacuetical Products A/S, TEVA Pharmaceuticals and Chugai Pharmaceutical Company Co., Ltd., market oral or intravenous alfacalcidol, a synthetic analog of calcitriol, in Europe and Asia under various trade names for both secondary hyperparathyroidism and osteoporosis. Other companies, including Amgen, Inc. and NPS Pharmaceuticals, Inc., also are developing new therapies to manage secondary hyperparathyroidism in kidney dialysis patients in the United States and foreign markets. Leo Pharmaceutical Products A/S and ILEX Oncology, Inc. are developing D-hormone therapies to treat cancers. Leo Pharmaceutical Products A/S, Bristol-Myers Squibb Company and other companies are marketing a topical D-hormone (Dovonex) in major markets of the world to treat psoriasis. Teijin Limited is marketing topical tacalcitol to treat psoriasis outside the United States.

Intellectual Property

   Our success will depend in part on our ability to develop patentable products and technologies and obtain patent protection for our products and technologies both in the United States and other countries. We currently have 42 issued patents and 91 pending applications worldwide. We have United States patents covering the use of Hectorol for the prevention and treatment of secondary hyperparathyroidism and metabolic bone disease, including renal osteodystrophy.

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

   We also own United States patents for the use of Hectorol and other proprietary D-hormone compounds for treating prostate, breast and colon cancers. We have filed counterpart patent applications in Europe and other geographic markets, including Japan. We own United States patents for delayed sustained release formulations of Hectorol as a treatment for psoriasis. Foreign counterpart applications are also pending in Europe, Japan and other major markets.

   The issued composition of matter patent covering Hectorol has expired. Our issued patents and pending patent applications relating to Hectorol are method-of-use patents. A method-of-use patent encompasses the use of a compound or composition to treat a specified condition but does not encompass the compound itself, the active ingredient used in the composition or composition itself, or the method of making the composition or the compound used in the composition. Method-of-use patents provide less protection than composition of matter patents because of the possibility of off-label or authorized uses if other companies market or make the compound for other uses.

   We have a license from the Wisconsin Alumni Research Foundation to practice several of their process patents for the synthesis of Hectorol. Under this license, which extends at least through July 2, 2013 and terminates upon the expiration of the last licensed patent, the Wisconsin Alumni Research Foundation has agreed not to license to other parties the patents to manufacture Hectorol for use or sale anywhere in the world as long as the license agreement is in effect and we pay royalties based on Hectorol sales. We also have our own patent in the United States for methods of synthesizing Hectorol and patent applications pending before the European Patent Office and in other geographic markets, including Japan.

   We have granted Draxis Health Inc. a license to use and sell Hectorol in Canada for secondary hyperparathyroidism, osteoporosis and other metabolic bone diseases. We also have granted Draxis a license in Canada to all know-how developed by or on behalf of us relating to the use of Hectorol for those indications.

   We own issued patents and have pending patent applications in the United States and other countries relating to other D-hormones. Our patents and pending applications include claims to compounds, compositions, methods of synthesizing the compounds and compositions, methods of use and methods of delivery of active D-hormone and D-hormone analogs.

   We and the USDA jointly own rights to LR-103 under issued patents and pending patent applications. The USDA has granted to us an exclusive worldwide license to make, use and sell products covered under their rights. If we do not commercialize these products by April 7, 2002, the USDA may modify or terminate the license. We will, however, retain co-marketing rights under these patents. This license terminates upon the expiration of the last licensed patent.

   In addition to patent protection, we also rely on proprietary information and trade secrets. We require our employees, consultants, and advisors to execute confidentiality agreements upon commencement of an employment or a consulting relationship with us.

Manufacturing

   We have no internal manufacturing capabilities. We have contracted and intend to contract with others to produce active pharmaceutical ingredients and for the subsequent manufacturing and packaging of finished drug products. We purchase the active ingredient Hectorol from an FDA-inspected and approved supplier. We believe this FDA-inspected and approved supplier and other suppliers can produce Hectorol in a quantity sufficient to support commercialization of our finished drug products. We use several FDA-inspected manufacturers to produce, formulate and package Hectorol as finished drug products, including capsules suitable for oral delivery and solutions suitable for intravenous delivery.

   All of our suppliers have FDA-inspected facilities that operate under current Good Manufacturing Practices regulations established by the FDA. These regulations govern all stages of the drug manufacturing process, and are intended to assure that drugs produced will have the identity, strength, quality and purity represented in their labeling for all intended uses. If we were to establish our own manufacturing facility, we would need additional funds and would have to hire and train additional personnel and comply with the extensive regulations applicable to the facility. We believe our relationships with our suppliers are good.

Government Regulation

   Pharmaceutical products are subject to extensive regulation under the Federal Food, Drug and Cosmetic Act by the FDA in the United States and similar health authorities in foreign countries. This rigorous regulation governs, among other things, testing for safety and effectiveness, manufacturing, labeling, storage, recordkeeping, import, export, advertising, marketing and distribution of pharmaceutical products. Any new drug candidate must undergo lengthy, rigorous and costly pre clinical testing, clinical trials and other procedures mandated by the FDA and foreign regulatory authorities prior to approval for sale.

   Before testing agents with potential therapeutic value in healthy human test subjects, stringent government requirements for pre clinical data must be satisfied. The data, obtained from studies in several animal species, as well as from laboratory studies, are submitted in an investigational New Drug Application to the FDA or its equivalent in countries outside the United States where clinical studies are to be conducted. Pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

   Clinical trials are typically conducted in three sequential phases, although these phases may overlap. Phase I frequently begins with initial introduction of the compound into healthy human subjects. Prior to patient introduction, the product is tested for safety, adverse affects, dosage, tolerance, absorption, metabolism, excretion and clinical pharmacology. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the compound for a specific indication to determine dose tolerance and the optimal dose range as well as to gather additional information relating to safety and potential adverse effects. Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population which suffers from the targeted illness at geographically dispersed study sites to determine the overall risk-benefit ratio of the compound and to provide an adequate basis for product labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational New Drug Application.

   Data from pre-clinical and clinical trials are submitted to the FDA as a New Drug Application for marketing approval and to other health authorities as a marketing authorization application. The process of completing clinical trials for a new drug is likely to take a number of years and requires the expenditure of substantial resources. Preparing a New Drug Application or marketing authorization application involves considerable data collection, verification, analysis and expense. There can be no assurance that the FDA, or any other health authority, will grant approval on a timely basis, if at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA or other health authorities may deny a New Drug Application or marketing authorization application if the authority's regulatory criteria are not satisfied or may require additional testing or information.

   Even after initial FDA or other health authority approval has been obtained, further studies, including Phase IV post-marketing studies, may be required to provide additional data on safety. Additional studies will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested and may be required for Hectorol Injection and Hectorol Capsules. Also, the FDA or other regulatory authorities may require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling or a change in manufacturing facility, an application seeking approval of such changes will be required to be submitted to the FDA or other regulatory authority.

   The manufacture and marketing of Hectorol is subject to ongoing regulation, including compliance with the FDA's current Good Manufacturing Practices, adverse event reporting requirements and the FDA's general prohibitions against promoting products for "off-label" uses, or uses not listed on the FDA-approved labeling. We also are subject to inspection and market surveillance by the FDA for compliance with these and other requirements. Any enforcement action resulting from failure to comply with these requirements could affect the manufacture and marketing of Hectorol. In addition, the FDA could withdraw a previously approved product from the market upon receipt of new information.

   Before our products can be marketed outside of the United States, they are subject to regulatory approval similar to FDA requirements in the United States, although the requirements governing the conduct of clinical trials and other premarket approval requirements vary widely from country to country, and the time spent in gaining approval varies from that required for FDA approval. FDA approval does not assure approval by other regulatory authorities and we cannot predict whether foreign regulatory approvals will be granted. In some countries, the sales price of a drug product must also be approved. The pricing review period often begins after market approval is granted. Even if a foreign regulatory authority approves any of our products, we cannot predict whether satisfactory prices for our products will be approved.

   We must also comply with numerous federal, state and local laws, regulations and recommendations relating to safe working conditions, current Good Laboratory Practices, current Good Manufacturing Practices and the experimental use of animals. We cannot predict the extent of governmental regulation or the impact of new governmental regulations which might have an adverse effect on the discovery, development, production and marketing of our products, and require us to incur significant costs to comply with the regulations.

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

   Completing the multitude of steps necessary before marketing a new drug or obtaining a new indication for Hectorol requires the expenditure of considerable resources and a lengthy period of time. Delay or failure in obtaining the required approvals, clearances or permits by us, our corporate partners or our licensees would have a material adverse effect on our ability to generate sales or royalty revenue. The impact of new or changed laws or regulations cannot be predicted with any accuracy.

Employees

   As of August 31, 2000, we had 66 full-time employees, including 28 in research and development, 28 in sales and marketing and ten in administration. Four of our employees have Ph.D. degrees. None of our employees are represented by a union and we consider our employee relations to be good.

ITEM 2. PROPERTIES

   We currently lease approximately 12,000 square feet of office and laboratory space in Madison, Wisconsin. This lease expires on January 10, 2001. A lease has been entered into for a new facility which has approximately 34,000 square feet of office and laboratory space in Middleton, Wisconsin. The new lease begins in December 2000 and expires in December 2005. We believe our facilities are adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

   We may be a defendant from time to time in actions arising out of our ordinary business operations. There are no material legal proceedings pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

Executive Officers of the Registrant

   As of August 15, 2000, the executive officers of the Registrant are as follows:

      Name                Age Position
      ----                --- --------
      Richard B. Mazess,
       Ph.D.               61 Chairman of the Board

      Charles W. Bishop,
       Ph.D.               48 President, Chief Executive Officer and Director

      Robert A. Beckman    46 Director, Acting Vice President-Finance

      Dale W. Gutman       47 Vice President-Finance

      Paul V. Peterson     49 Vice President-Sales and Marketing

   Richard B. Mazess, Ph.D., our founder, has served as a director since 1984. Dr. Mazess served as President from our inception in 1984 through February 1996, and has served as our Chairman of the Board since February 1996. Dr. Mazess has been President and a director of Lunar Corporation prior to the sale of Lunar in August 2000. Lunar developed and sold x-ray and ultrasound bone densitometers for the diagnosis and monitoring of osteoporosis and other metabolic bone diseases. Dr. Mazess became Professor Emeritus of Medical Physics at the University of Wisconsin--Madison in 1985, and has been on the faculty of the Department of Medical Physics since 1968.

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

   Robert A. Beckman. Mr. Beckman has been a director since 1989 and was Vice President-Finance for the period May 1996 through November 1996. Mr. Beckman had been Vice President of Finance-Lunar since 1987 until the sale of Lunar in August 2000. Mr. Beckman currently is Acting Vice President-Finance for Bone Care during Mr. Gutman's convalescence.

   Dale W. Gutman joined us in December 1996 as Vice President-Finance. From 1986 to December 1996, Mr. Gutman served as Vice President and Corporate Controller of the Chas. Levy Company, a distributor of magazines and books to independent and mass market retailers throughout the United States. Mr. Gutman is convalescing well from a serious automobile accident in December 1999, during which time Mr. Beckman is serving as Acting Vice President-Finance.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is quoted on the Nasdaq National Market of The Nasdaq Stock Market under the symbol "BCII". The following table sets forth high and low sales prices as reported on The Nasdaq Stock Market for fiscal years 1999 and 2000 as indicated.

                                                                   High   Low
                                                                  ------ ------
      Fiscal Year Ended June 30, 1999
        First Quarter............................................ $10.25 $ 7.25
        Second Quarter...........................................  11.88   7.69
        Third Quarter............................................  14.75  10.25
        Fourth Quarter...........................................  15.31   9.00
      Fiscal Year Ending June 30, 2000
        First Quarter............................................  11.50   8.75
        Second Quarter...........................................  12.62   8.00
        Third Quarter............................................  26.75   9.62
        Fourth Quarter...........................................  27.00  15.34

   As of June 30, 2000, Bone Care's common stock was held by approximately 209 shareholders of record.

   We have never paid any cash dividends on our shares of common stock and do not plan on paying any in the foreseeable future. Any payment of dividends would depend upon our pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth selected statements of operations data for the years ended June 30, 1996, 1997, 1998, 1999 and 2000. Also included in this table are our balance sheet data as of June 30, 1996, 1997, 1998, 1999 and 2000. The financial data with respect to our statements of operations for the years ended June 30, 1998, 1999 and 2000 and with respect to our balance sheets as of June 30, 1999 and 2000 are derived from our financial statements that appear elsewhere in this prospectus and that have been audited by our independent auditors. For our fiscal years ended June 30, 1999 and prior fiscal years, KPMG LLP served as our independent auditors. For the fiscal year ended June 30, 2000 Arthur Andersen LLP served as our independent auditors. The following statements of operations data for fiscal years ended June 30, 1996 and 1997 and balance sheet data as of June 30, 1996, 1997 and 1998 are derived from our audited financial statements not included in this filing. You should read the financial statement data in conjunction with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and the related notes to those audited financial statements included elsewhere in this filing.

                                       Year Ended June 30,
                            ----------------------------------------------
                             1996     1997      1998      1999      2000
                            -------  -------  --------  --------  --------
                              (in thousands, except per share data)
Statements of Operations
 Data:
Revenues..................  $    19  $    39  $    --   $    --   $    385
Operating expenses:
  Cost of sales...........       12       38       --        --        503(/1/)
  Research and
   development............    1,158    2,885     3,932     3,455     4,048
  Marketing and
   administrative.........      197      439       898     2,855     6,282
                            -------  -------  --------  --------  --------
    Total operating
     expenses.............    1,367    3,362     4,830     6,310    10,833
                            -------  -------  --------  --------  --------
Loss from operations......   (1,348)  (3,323)   (4,830)   (6,310)  (10,448)
Interest income, net......       90      529       340       533       656
Income tax expense........      --       --        --        --        (13)
                            -------  -------  --------  --------  --------
Net loss..................  $(1,258) $(2,794) $ (4,490) $ (5,777) $ (9,805)
                            =======  =======  ========  ========  ========
Net loss per common share-
 basic....................  $ (0.26) $ (0.32) $  (0.51) $  (0.57) $  (0.89)
                            =======  =======  ========  ========  ========
Weighted average common
 shares outstanding.......    4,894    8,713     8,747    10,055    11,071
--------
(/1/Includes)a $400 charge to write-off excess inventory.

                                             June 30,
                            ----------------------------------------------
                             1996     1997      1998      1999      2000
                            -------  -------  --------  --------  --------
                                          (in thousands)
Balance Sheet Data:
Cash and cash
 equivalents..............  $11,061  $ 8,532  $  3,484  $  7,314  $  4,736
Marketable securities.....      --       --        --        --      4,972
Working capital...........   11,004    8,103     3,073     7,956     9,229
Total assets..............   12,261    9,900     5,813    10,303    12,460
Total long-term
 liabilities..............      --       --        --        --        --
Accumulated deficit.......   (2,736)  (5,530)  (10,020)  (15,797)  (25,602)
Total shareholders'
 equity...................   12,182    9,420     5,122     9,717    11,083

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our financial statements and the related notes included elsewhere in this filing.

Overview of Our Business

   Bone Care is a pharmaceutical company engaged in discovering, developing and commercializing improved vitamin D-hormone therapies to treat secondary hyperparathyroidism in patients with kidney, or renal disease, and osteoporosis, and other diseases including psoriasis and cancers of the prostate, breast and colon. We were founded 16 years ago as a subsidiary of Lunar Corporation, located in Madison, Wisconsin, and were spun-off from Lunar in 1996.

   We licensed our first product, Hectorol, in 1987 from the University of Wisconsin, a leading vitamin D research center. Hectorol, also known as doxercalciferol, is a vitamin D replacement therapy approved by the FDA in two formulations to treat secondary hyperparathyroidism in patients with end-stage renal disease or ESRD. Secondary hyperparathyroidism is a disease characterized by excessive secretion of PTH. Virtually all ESRD patients suffer from secondary hyperparathyroidism. In June 1999, we obtained FDA approval for Hectorol Capsules, and in October 1999, we began selling this orally administered product in the United States. In April 2000, we obtained FDA approval for Hectorol Injection, and in late August 2000, we began selling this intravenous product in the United States. We recently completed two Phase III trials for Hectorol Capsules to treat secondary hyperparathyroidism in pre-dialysis patients, and we plan to file with the FDA a supplemental New Drug Application for this indication by March 2001. In addition, we also are developing Hectorol and new vitamin D therapies to treat these and several other diseases.

   Since our inception in 1984, we have generated minimal revenue from operations and substantially all of our resources have been dedicated to:

  . the development, patenting, pre-clinical testing, and clinical trials of Hectorol Capsules and Hectorol Injection;

  . the development of manufacturing processes for Hectorol Capsules and Hectorol Injection;

  . pursuing United States regulatory approvals of Hectorol Capsules and Hectorol Injection;

  . the sales and marketing associated with the launch of Hectorol Capsules and Hectorol Injection; and

  . research and development and pre-clinical testing of other potential product candidates.

   We have lost money since inception and, as of June 30, 2000, have an accumulated deficit of approximately $25.6 million. Our only sources of revenue have been:

  . revenues from the launch of Hectorol Capsules.

  . licensing fees associated with our early stage research collaborations, which licenses have since expired; and

  . fees from conducting incidental laboratory assay services.

   Commercialization, regulatory compliance, and sales efforts associated with Hectorol Capsules and Hectorol Injection will require substantial resources prior to achieving profitable operating levels. Further, development of other product candidates, or expansion of Hectorol into other therapeutic areas, will require significant, time-consuming and costly research and development, pre-clinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We expect to incur substantial losses until revenues from the sale of Hectorol products or other products are sufficient to offset those expenses. The amount and timing of our operating expenses will depend on many factors, including:

  . the extent to which Hectorol Capsules and Hectorol Injection obtain market acceptance;

  . the costs of sales and marketing activities associated with Hectorol
    Capsules and Hectorol Injection;

  . the status of our research and development activities;

  . the costs involved in preparing, filing, prosecuting, maintaining, protecting, and enforcing our patent claims and other proprietary rights;

  . our ability to maintain our current manufacturing capabilities through relationships with third parties or establish those capabilities internally;

  . technological and other changes in the competitive landscape; and

  . evaluation of the commercial viability or potential of product candidates.

   As a result, we believe that period-to-period comparisons of our financial results are not necessarily meaningful.

 Results of Operations for Fiscal Years Ended June 30, 2000 compared to June 30, 1999

   Revenues consisted of three elements in the fiscal year ended June 30, 2000.

  . $234,741 of revenue for sales of Hectorol Capsules;

  . $125,000 of revenue related to a letter of intent to license Hectorol to a foreign pharmaceutical company which was subsequently cancelled; and

  . $24,996 of other revenue, including fees from incidental laboratory assay services.

   We had no revenue in the fiscal year ended June 30, 1999. We began selling Hectorol Capsules in the United States in October 1999. Revenues from shipments of Hectorol Capsules and the related costs are deferred at the time of shipment to wholesalers and are recognized at the time the product is sold by these wholesalers to retail users of the product. Revenues of $234,741 were recognized in fiscal year 2000 and related cost of sales were $102,834. This resulted in gross margin of $131,907. At June 30, 2000, we had shipped to wholesalers $348,282 of Hectorol Capsules having a cost of $152,836. This resulted in deferred income of $63,539 representing the gross margin of our product not yet sold to end users. We continue to evaluate data related to sales exchanges, wholesaler inventories and retail sales. We believe we will have enough data to reasonably estimate future returns when retail customers have purchased from wholesalers a high percentage of our initial shipments or when the product approaches its expiration date. We intend to recognize future revenues and related costs upon shipment of Hectorol Capsules once a reasonable estimate of future returns can be calculated.

   In the fourth quarter of fiscal year 2000, we wrote-off $400,000 of excess inventory representing amounts which we estimate will not be sold prior to expiration.

   In June 1999, we entered into a letter of intent with a pharmaceutical company establishing terms under which exclusive rights to Hectorol would be licensed to the potential foreign partner in one foreign country. In June 1999, we received a payment of $125,000 upon signing a letter of intent. The payment was recognized as revenue in December 1999 when negotiations terminated.

   Our research and development expenses were $4,048,608 in fiscal year 2000 and $3,455,401 in fiscal year 1999. These expenses increased in fiscal year 2000 due to increased early-stage research and increased regulatory and filing compliance efforts associated with the manufacture and sale of Hectorol Capsules and Hectorol Injection.

   Marketing and administrative expenses were $6,281,614 in fiscal year 2000 and $2,854,785 in fiscal year 1999. These expenses increased as we began marketing activities relating to the launch of Hectorol Capsules and preparations to launch Hectorol Injection, which we began selling in late August 2000. Our growth has also resulted in the increase of administrative expenses.

   Interest income increased to $655,574 in fiscal year 2000 from $533,571 in fiscal year 1999. In October 1999, our cash balance increased approximately $11.0 million as a result of receiving the net proceeds of a common stock offering. The increase in interest income was due to the resulting higher level of average cash balances.

 Results of Operations for Fiscal Years Ended June 30, 1999 compared to June 30, 1998

   We did not sell products or services in fiscal years ended June 30, 1999 or 1998.

   Our research and development expenses were $3,455,401 in fiscal year 1999 and $3,932,008 in fiscal year 1998. These expenses decreased because during fiscal 1998, we completed research activities related to producing commercial quantities of Hectorol Capsules. Some of the decrease in the expenses was offset by increased regulatory filing and compliance costs during fiscal year 1999.

   Marketing and administrative expenses were $2,854,785 in fiscal year 1999 and $898,274 in fiscal year 1998. Expenses increased because we began pre-marketing activities relating to the launch of Hectorol Capsules.

   Interest income increased to $533,571 in fiscal year 1999 from $340,349 in fiscal year 1998. In July 1998, our cash balance increased approximately $10.3 million as a result of receiving the net proceeds of a common stock offering. The increase in interest income was due to the resulting higher level of average cash balances.

Liquidity and Capital Resources

   In October 1999, we completed a directed public offering of 1,229,058 shares of newly issued common stock at a price of $9.02 per share. We received net proceeds of approximately $11.0 million from the sale. In July 1998, we completed a directed public offering of 1,326,000 shares of common stock at a price of $8.00 per share. We received net proceeds of approximately $10.3 million from the sale. We do not have any lines of credit with any banks or other lenders.

   Net cash used in operating activities was $7,995,937 in fiscal year 2000, $6,403,670 in fiscal year 1999, and $4,255,461 in fiscal year 1998. The cash used by operating activities was used primarily to fund research and development as well as marketing and commercialization efforts for Hectorol Capsules and Hectorol Injection.

   We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations until we achieve, if ever, significant revenues from the sale of Hectorol Capsules and Hectorol Injection. We have expended, and expect to continue to expend in the future, substantial funds for our:

  . research and development programs;

  . pre-clinical and clinical testing;

  . regulatory processes, including completion of FDA post-approval Phase IV commitments for Hectorol Capsules and Hectorol Injection;

  . manufacturing expenses;

  . sales and marketing programs; and

  . other operating expenses.

   Cash, cash equivalents and short-term marketable securities were $9,707,955 at June 30, 2000 and $7,313,551 at June 30, 1999. Cash and cash equivalents are currently invested primarily in short-term investment grade United States government, municipal and corporate debt securities.

   Based upon our current plans, we believe that with the net proceeds of this offering, we will have sufficient funds to meet our operating expenses and capital requirements for the near future. Thereafter, we may need to raise additional capital to fund our operations. We may seek this additional funding from equity offerings or other sources. There is no assurance that such additional funds will be available on acceptable terms, if at all. Should our plans not be consummated, we may have to seek alternative sources of capital or re-evaluate our operating plans. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere in this prospectus do not include any adjustments that might result from the outcome of this uncertainty.

   At June 30, 2000, we had state tax net operating loss carryforwards of approximately $24,742,000 and state research and development tax credit carryforwards of approximately $222,000 which will begin expiring in 2009. We also had federal net operating loss carryforwards of approximately $21,940,000 and research and development tax credit carryforwards of approximately $957,000, which will begin expiring in 2012.

Recent Accounting Pronouncements

   In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 does not modify existing literature on revenue recognition. SAB No. 101 explains the staff's general framework for revenue recognition. We believe we have conformed to the guidance of SAB No. 101 in recognizing revenue related to the sales of Hectorol.

Impact of Year 2000

   We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our sales from inception to date have been made to United States customers and, as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to sell in foreign markets, including Europe and Asia. As our sales are made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. As of June 30, 2000, we did not hold any short- or long-term investments other than short-term investment grade United States government, municipal and corporate debt securities and, therefore, we do not believe that short-term fluctuations in interest rates would materially affect the value of our investments. Therefore, no quantitative tabular disclosures are required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         BONE CARE INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                          Page
                                                                          ----
Independent Public Accountants...........................................  21

Independent Public Accountants...........................................  22

Balance Sheets at June 30, 1999 and 2000.................................  23

Statements of Operations for the Years Ended June 30, 1998, 1999 and
 2000....................................................................  24

Statements of Shareholders' Equity for the Years Ended June 30, 1998,
 1999 and 2000...........................................................  25

Statements of Cash Flows for the Years Ended June 30, 1998, 1999 and
 2000....................................................................  26

Notes to the Financial Statements........................................  27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Bone Care International, Inc.:

   We have audited the accompanying balance sheet of Bone Care International, Inc. (a Wisconsin corporation) as of June 30, 2000, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bone Care International, Inc. as of June 30, 1999 and 1998, were audited by other auditors whose report dated August 8, 1999, on those statements included an explanatory paragraph with respect to the Company's ability to continue as a going concern.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bone Care International, Inc as of June 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
August 4, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Bone Care International, Inc.:

   We have audited the accompanying consolidated balance sheets of Bone Care International, Inc. and subsidiary (Bone Care) as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended June 30, 1999. These consolidated financial statements are the responsibility of Bone Care's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bone Care International, Inc. and subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

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

KPMG LLP

Chicago, Illinois
August 6, 1999

                         BONE CARE INTERNATIONAL, INC.

                                 BALANCE SHEETS

                             June 30, 1999 and 2000

                          ASSETS                               1999         2000
                          ------                            -----------  -----------

Current assets:
  Cash and cash equivalents...............................  $ 7,313,551  $ 4,735,780
  Marketable securities...................................          --     4,972,175
  Accounts receivable.....................................          --        29,481
  Inventories.............................................    1,119,262      639,271
  Other current assets....................................      110,017      229,438
                                                            -----------  -----------
      Total current assets................................    8,542,830   10,606,145
Property, plant, and equipment--at cost:
  Leasehold improvements..................................       97,319      115,532
  Furniture and fixtures..................................      101,144      102,482
  Machinery and other equipment...........................      579,008      920,699
                                                            -----------  -----------
                                                                777,471    1,138,713
  Less--Accumulated depreciation and amortization.........      467,879      692,525
                                                            -----------  -----------
                                                                309,592      446,188
Patent fees, net of accumulated amortization of $645,013
 at June 30, 1999 and $810,401 at June 30, 2000...........      862,645      958,980
Excess of cost over fair value of net assets acquired, net
 of accumulated amortization of $821,856 at June 30, 1999
 and $911,304 at June 30, 2000............................      538,061      448,613
Other noncurrent assets...................................       50,133          --
                                                            -----------  -----------
                                                            $10,303,261  $12,459,926
                                                            ===========  ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable........................................  $   202,686  $   400,949
  Accrued liabilities--
    Accrued clinical study and research costs.............      171,988      213,718
    Compensation payable..................................       43,311      137,261
    Due to customers......................................          --       409,655
    Other.................................................       43,477      151,617
  Deferred income.........................................      125,000       63,539
                                                            -----------  -----------
      Total current liabilities...........................      586,462    1,376,739
Shareholders' equity:
  Preferred stock--authorized 2,000,000 shares of $.001
   par value; none issued.................................          --           --
  Common stock--authorized 28,000,000 shares of no par
   value: issued and outstanding 10,173,396 and 11,456,668
   at June 30, 1999 and 2000, respectively................   11,393,883   11,393,883
  Additional paid-in capital..............................   14,119,761   25,299,954
  Accumulated deficit.....................................  (15,796,845) (25,602,090)
  Accumulated other comprehensive income (loss)...........          --        (8,560)
                                                            -----------  -----------
      Total shareholders' equity..........................    9,716,799   11,083,187
                                                            -----------  -----------
                                                            $10,303,261  $12,459,926
                                                            ===========  ===========

                 See accompanying notes to financial statements

                         BONE CARE INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                    Years ended June 30, 1998, 1999 and 2000

                                           1998         1999          2000
                                        -----------  -----------  ------------
Revenues............................... $       --   $       --   $    384,737
Operating expenses:
  Cost of sales........................         --           --        102,834
  Inventory write-off..................         --           --        400,000
  Research and development.............   3,932,008    3,455,401     4,048,608
  Marketing and administrative.........     898,274    2,854,785     6,281,614
                                        -----------  -----------  ------------
                                          4,830,282    6,310,186    10,833,056
                                        -----------  -----------  ------------
    Loss from operations...............  (4,830,282)  (6,310,186)  (10,448,319)
Interest income........................     340,349      533,571       655,574
                                        -----------  -----------  ------------
    Loss before income tax.............         --           --     (9,792,745)
Income tax expense.....................         --           --         12,500
                                        -----------  -----------  ------------
    Net loss........................... $(4,489,933) $(5,776,615) $ (9,805,245)
                                        ===========  ===========  ============
Net loss per common share--basic....... $     (0.51) $     (0.57) $      (0.89)
                                        ===========  ===========  ============

                See accompanying notes to financial statements.

                         BONE CARE INTERNATIONAL, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                    Years ended June 30, 1998, 1999 and 2000

                                                                           Accumulated
                                                Additional                    Other
                         Number of    Common      paid-in   Accumulated   Comprehensive
                           shares      stock      capital     deficit     Income (Loss)     Total
                         ---------- ----------- ----------- ------------  -------------  -----------
Balance at June 30,
 1997...................  8,722,382 $11,393,883 $ 3,555,925 $ (5,530,297) $        --    $ 9,419,511
  Issuance of shares
   under stock option
   plan.................     86,424         --      192,403          --            --        192,403
  Issuance of stock
   awards...............        150         --          --           --            --            --
  Net loss for the year
   ended June 30, 1998..        --          --          --    (4,489,933)          --     (4,489,933)
                         ---------- ----------- ----------- ------------  ------------   -----------
Balance at June 30,
 1998...................  8,808,956  11,393,883   3,748,328  (10,020,230)          --      5,121,981
  Issuance of shares
   under stock option
   plan.................     38,440         --      101,499          --            --        101,499
  Issuance of common
   stock................  1,326,000         --   10,269,934          --            --     10,269,934
  Net loss for the year
   ended June 30, 1999..        --          --          --    (5,776,615)          --     (5,776,615)
                         ---------- ----------- ----------- ------------  ------------   -----------
Balance at June 30,
 1999................... 10,173,396  11,393,883  14,119,761  (15,796,845)          --      9,716,799
  Net loss for the year
   ended June 30, 2000..        --          --          --    (9,805,245)          --     (9,805,245)
  Unrealized loss on
   marketable
   securities...........        --          --          --           --         (8,560)       (8,560)
                                                                                         -----------
  Total comprehensive
   (loss)...............        --          --          --           --            --     (9,813,805)
  Issuance of shares
   under stock option
   plan ................     54,114         --      204,583          --            --        204,583
  Issuance of stock
   awards...............        100         --          --           --            --            --
  Issuance of common
   stock................  1,229,058         --   10,975,610          --            --     10,975,610
                         ---------- ----------- ----------- ------------  ------------   -----------
Balance at June 30,
 2000................... 11,456,668 $11,393,883 $25,299,954 $(25,602,090) $     (8,560)  $11,083,187
                         ========== =========== =========== ============  ============   ===========


                See accompanying notes to financial statements.

                         BONE CARE INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                    Years ended June 30, 1998, 1999 and 2000

                                            1998         1999         2000
                                         -----------  -----------  -----------
Cash flows from operating activities:
  Net loss.............................. $(4,489,933) $(5,776,615) $(9,805,245)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities--
    Depreciation and amortization.......     309,781      402,263      637,809
    Loss on disposal of fixed assets....      16,703          --           --
    Changes in assets and liabilities--
      Accounts receivable...............         --           --       (29,481)
      Inventories.......................    (176,935)    (889,762)     479,991
      Other current assets..............     (50,162)     (59,855)    (119,421)
      Other noncurrent assets...........     (75,265)      25,132       50,133
      Accounts payable..................     (81,860)     143,101      198,263
      Accrued liabilities...............     292,210     (372,934)     653,475
      Deferred income...................         --       125,000      (61,461)
                                         -----------  -----------  -----------
        Net cash used in operating
         activities.....................  (4,255,461)  (6,403,670)  (7,995,937)
                                         -----------  -----------  -----------
Cash flows from investing activities:
  Purchase of marketable securities,
   net..................................         --           --    (4,980,735)
  Purchase of property, plant and
   equipment............................    (332,174)    (157,329)    (361,242)
  Patent fees...........................    (354,538)    (278,827)    (420,050)
                                         -----------  -----------  -----------
        Net cash used in investing
         activities.....................    (686,712)    (436,156)  (5,762,027)
                                         -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds (costs) from issuance of
   common stock, net....................    (297,570)  10,567,504   10,975,610
  Proceeds from exercise of stock
   options..............................     192,403      101,499      204,583
                                         -----------  -----------  -----------
        Net cash provided by (used in)
         financing activities...........    (105,167)  10,669,003   11,180,193
                                         -----------  -----------  -----------
        Net increase (decrease) in cash
         and cash equivalents...........  (5,047,340)   3,829,177   (2,577,771)
Cash and cash equivalents at beginning
 of year................................   8,531,714    3,484,374    7,313,551
                                         -----------  -----------  -----------
Cash and cash equivalents at end of
 year................................... $ 3,484,374  $ 7,313,551  $ 4,735,780
                                         ===========  ===========  ===========


                 See accompanying notes to financial statements

                         BONE CARE INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                          June 30, 1998, 1999 and 2000

(1)Summary of Significant Accounting Policies

 Description of Business

   Bone Care International, Inc. (Bone Care) is engaged in discovering, developing and commercializing improved D-hormone therapies. In June 1999, Bone Care received approval from the U.S. Food and Drug Administration for an oral formulation of Hectorol(R), and in May 2000, Bone Care received approval for the intravenous formulation. Hectorol(R) is a synthetic D-hormone analog to manage secondary hyperparathyroidism in kidney dialysis patients. Bone Care also performs blood assays to determine the variety and level of D-hormone metabolites in blood for both internal research and on behalf of third parties.

   The financial statements include the accounts of Bone Care and its wholly owned subsidiary, Continental Assays Corporation through June 11, 1998, the date of its dissolution.

 Liquidity

   Bone Care has incurred losses since its inception and expects to incur substantial product launch and additional research and development costs prior to reaching profitability. Based upon its current plans, Bone Care believes it has sufficient funds to meet its operating expenses and capital requirements through the third quarter of fiscal year 2001. Thereafter, Bone Care will need to raise additional capital to fund its operations. Bone Care intends to seek such additional funding from equity offerings to existing shareholders or other third parties. There is no assurance that such additional funds will be available on acceptable terms, if at all. Should the plans contemplated by management not be consummated, Bone Care may have to seek alternative sources of capital or reevaluate its operating plans. These matters raise substantial doubt about Bone Care's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Revenue Recognition

   Revenues from shipments of Hectorol Capsules and the related costs are deferred at the time of shipment to wholesalers and are included in the Statement of Operations at the time the product is sold by these wholesalers to retail users of the product. For the year ended June 30, 2000, the total sales value of Hectorol Capsules shipped was $348,282 having a cost of $152,836. Revenues of $234,741 were recognized for the year ended June 30, 2000 having a cost of $102,834 based on the amount of capsules wholesalers have sold to retail users.

   Bone Care's June 30, 2000 balance sheet includes deferred income of $63,539 related to Hectorol Capsule sales not yet sold to retail users. Bone Care's standard sales terms do not allow customers to return products for refunds; however, products may be exchanged. As of June 30, 2000, Bone Care has accrued $409,655 as amounts due to customers for returned product. Bone Care continues to evaluate data related to sales exchanges, wholesaler inventories and retail sales. Bone Care believes it will have enough data to reasonably estimate future returns when retail customers have purchased from wholesalers a high percentage of Bone Care's initial shipments or when the product approaches its expiration date. Bone Care intends to recognize future revenues and related costs upon shipment of Hectorol Capsules once a reasonable estimate of future returns can be calculated.

   License fees received by Bone Care are recognized as income when the associated licensing obligations are satisfied.

   Revenues from assay services are recognized as services are performed.

                         BONE CARE INTERNATIONAL, INC.

                          June 30, 1998, 1999 and 2000


 Cash, Cash Equivalents and Marketable Securities

   Highly liquid investments with remaining maturities of ninety days or less at the time of purchase are considered to be cash equivalents. Other highly liquid marketable securities with remaining maturities of one year or less at the time of purchase are classified as marketable securities.

 Inventory

   Inventory is stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventory consists of:

                                                                 June 30,
                                                           --------------------
                                                              1999      2000
                                                           ---------- ---------
      Raw materials....................................... $  404,354 $ 209,979
      Work-in-process.....................................    714,908    22,178
      Finished goods......................................        --    407,114
                                                           ---------- ---------
                                                           $1,119,262 $6639,271
                                                           ========== =========

   Bone Care periodically reviews its inventory carrying levels. During fiscal 2000 Bone Care wrote-off $400,000 of excess inventory representing amounts which Bone Care estimates will not be sold prior to expiration.

 Depreciation and Amortization

   Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. A combination of straight-line and accelerated methods of depreciation are used for financial statement and income tax reporting purposes.

   The cost of property, plant, and equipment are depreciated over the following estimated useful lives:

      Asset classification                                 Estimated useful life
      --------------------                                 ---------------------
      Machinery, furniture, and fixtures..................       5-7 years
      Leasehold improvements..............................    2.9-31.5 years

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

                         BONE CARE INTERNATIONAL, INC.

                          June 30, 1998, 1999 and 2000


 Stock-based Compensation

   Stock-based compensation related to employees and non-employee directors is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and thus there is no compensation expense for options granted with exercise prices equal to the fair value of Bone Care's common stock on the date of the grant. Stock-based compensation related to non-employees is not material.

 Net Loss Per Share

   Net loss per share is based on a weighted average number of shares of common stock of 8,746,677, 10,055,327 and 11,070,667, for the years ended June 30,
1998, 1999 and 2000, respectively. Diluted per share data is not presented as the effect of potentially issuable common shares would be antidilutive.

 Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Fair Value of Financial Instruments

   The fair value of financial instruments, which consisted of cash and cash equivalents, marketable securities, receivables, accounts payable, and accrued liabilities, approximated their carrying values at June 30, 1999 and 2000.

 Use of Estimates

   In preparing the financial statements, Bone Care's management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)Foreign License Agreement

   In June 1999, Bone Care entered into a letter of intent with a pharmaceutical company which established terms under which exclusive rights to Hectorol(R) would be licensed to the potential foreign partner in one foreign country. In fiscal 1999 Bone Care received a payment of $125,000 upon signing a letter of intent. The payment was recognized as revenue in December 1999 when negotiations terminated.

(3)Shareholders' Equity

   In October 1999, Bone Care completed a directed public offering of 1,229,058 shares of common stock at a price of $9.02 per share. The price per share was approximately 7.5% below the average trading price of the previous four weeks. Proceeds of $10,975,610, net of offering costs, were received from the sale.

                         BONE CARE INTERNATIONAL, INC.

                          June 30, 1998, 1999 and 2000


   In July 1998, Bone Care completed a directed public offering of 1,326,000 shares of common stock at a price of $8.00 per share. The price per share was approximately 5% below the average trading price of the previous 30 days. Proceeds of $10,269,934, net of offering costs, were received from the sale. Certain directors of the Company purchased 276,000 of the shares sold.

   On October 10, 1997, a 2-for-1 stock split was declared in the form of a stock dividend to shareholders of record on October 27, 1997. The dividend was paid November 14, 1997. Accordingly, all common share and per share data in the accompanying financial statements have been adjusted to give retroactive effect to the stock split.

(4)Stock Options

   Bone Care has granted options to key employees and directors under two separate programs.

   The 1989 option plan is intended to qualify as an incentive stock option plan within the meaning of Section 422 of the Internal Revenue Code of 1986. Stock options to purchase shares of Bone Care's common stock granted under this plan may be exercised, with certain exceptions in the case of the optionee's death or retirement, only during employment. Stock options granted are exercisable, during the optionee's lifetime, only by the optionee. The stock options are all fully vested and expire 10 years from the granting date. In June 1990, the Board of Directors of Bone Care agreed not to issue any new options under this plan, and except for a grant in March 1996 of replacement stock options to purchase 78,970 shares in exchange for the forfeiture of an equal amount of previously granted stock options, has not made any subsequent grants under this plan.

   Under the second option program, titled the Bone Care International, Inc. 1996 Stock Option Plan, a total of 1,000,000 shares of common stock were made available, of which 270,600 remain available for grant at June 30, 2000. Options granted under this program vest over periods ranging from nine months to five years. The options will expire 10 years from the granting date, or upon termination of employment.

   A summary of stock option activity and related information is presented below:

                                           Year ended June 30,
                            -----------------------------------------------------
                                  1998              1999              2000
                            ----------------- ----------------- -----------------
                                     Weighted          Weighted          Weighted
                                     average           average           average
                                     exercise          exercise          exercise
                            Options   price   Options   price   Options   price
                            -------  -------- -------  -------- -------  --------
   Outstanding--beginning
    of year................ 491,652   $2.49   527,778   $3.84   548,638   $ 4.71
   Granted................. 130,850    7.81    89,900    9.09   221,250    12.09
   Exercised............... (86,424)   2.19   (38,440)   2.64   (54,114)    3.78
   Terminated/canceled.....  (8,300)   3.57   (30,600)   5.18   (25,720)    7.68
                            -------   -----   -------   -----   -------   ------
   Outstanding--end of
    year................... 527,778   $3.84   548,638   $4.71   690,054   $ 7.04
                            =======   =====   =======   =====   =======   ======
   Exercisable at end of
    year................... 130,266   $2.35   202,550   $3.17   277,360   $ 3.80
                            =======   =====   =======   =====   =======   ======
   Weighted average fair
    value of options
    granted during year.... $  4.00           $  5.02           $  6.99
                            =======           =======           =======

                         BONE CARE INTERNATIONAL, INC.

                          June 30, 1998, 1999 and 2000


   The options outstanding at June 30, 2000 have been segregated into five ranges for additional disclosure as follows:

                           Options outstanding          Options exercisable
                  ------------------------------------- --------------------
                    Options                    Weighted             Weighted
     Range of     outstanding Weighted average average  Exercisable average
     exercise     at June 30,    remaining     exercise at June 30, exercise
      prices         2000     contractual life  price      2000      price
     --------     ----------- ---------------- -------- ----------- --------
    $2.11-$5.75     305,454         5.8         $ 2.60    216,660    $ 2.50
    $7.50-$8.75     126,850         7.8           7.94     47,000      7.92
       $9.00        150,250         9.3           9.00        --        --
      $10.25         43,500         7.7          10.25     25,700     10.25
   $15.25-$23.56     64,000         9.8          19.67        --        --

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

                                                    1998      1999      2000
                                                  --------- --------- ---------
      Risk-free interest rate.................... 5.9%      5.4%      6.1%
      Expected market price volatility factor.... 0.55      0.51      0.53
      Weighted average expected life............. 4.6 years 6.0 years 6.0 years

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Bone Care's pro forma information follows:

                                           1998         1999          2000
                                        -----------  -----------  ------------
      Net loss:
        As reported.................... $(4,489,933) $(5,776,615) $ (9,805,245)
        Pro forma......................  (4,672,909)  (6,062,349)  (10,276,600)
      Net loss per share--basic:
        As reported.................... $     (0.51) $     (0.57) $      (0.89)
        Pro forma......................       (0.53)       (0.60)        (0.93)

                         BONE CARE INTERNATIONAL, INC.

                          June 30, 1998, 1999 and 2000

(5)Shareholders' Rights Plan and Preferred Stock

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

(6)Income Taxes

   As of June 30, 2000, Bone Care has federal and state net operating loss and R & D tax credit carryforwards expiring as follows:

                                             Federal               State
                                       -------------------- --------------------
                                                     R&D                  R&D
                                           NOL      credit      NOL      credit
                                       ----------- -------- ----------- --------
      2009............................ $       --  $    --  $   388,000 $ 24,000
      2010............................         --       --      596,000   24,000
      2011............................         --       --    1,146,000   18,000
      2012............................     322,000      --    3,061,000   24,000
      2013............................   2,726,000  219,000   4,682,000   34,000
      2014............................   4,376,000  275,000   5,667,000   42,000
      2015............................         --       --    9,202,000   56,000
      2019............................   5,518,000  190,000         --       --
      2020............................   8,998,000  273,000         --       --
                                       ----------- -------- ----------- --------
          Total....................... $21,940,000 $957,000 $24,742,000 $222,000
                                       =========== ======== =========== ========

   Significant components of Bone Care's deferred tax assets at June 30, 1999 and 2000 are as follows:

                                                         1999          2000
                                                      -----------  ------------
      Federal net operating loss carryforward........ $ 4,418,000  $  7,459,000
      Federal R&D tax credit carryforward............     677,000       957,000
      State net operating loss carryforward..........   1,231,000     1,955,000
      State R&D tax credit carryforward..............     177,000       222,000
      Valuation allowance............................  (6,503,000)  (10,593,000)
                                                      -----------  ------------
      Net deferred tax assets........................ $       --   $        --
                                                      ===========  ============

   The net change in the valuation allowance for the years ended June 30, 1999 and 2000 was an increase of $2,845,000 and $4,090,000, respectively. Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to the expiration of the related carryforward period. Management believes there is a risk that such carryforwards may expire unused and, accordingly, has established a valuation against them.

   Income tax expense of $12,500 for the year ended June 30, 2000 consists of foreign taxes.

                         BONE CARE INTERNATIONAL, INC.

                         June 30, 1998, 1999 and 2000


(7)Lease Commitments

   Bone Care has an operating lease for its office and laboratory facilities. The lease commenced in January 1998 and expires in January 2001. Total lease expense was $110,000 for each of the years ended June 30, 1998, 1999 and 2000. Bone Care has entered into a new operating lease for office and laboratory facilities which will commence in December 2000 and terminate in December 2005. Lease payments under these leases include utilities, operating costs, and property taxes. The new lease agreement provides for lease payments which aggregate $52,686 per month. Minimum future payments under these leases as of June 30, 2000, are as follows:

             2001.......................... $  414,635
             2002..........................    642,374
             2003..........................    660,039
             2004..........................    678,190
             2005..........................    696,841
             thereafter....................    293,625
                                            ----------
                 Total..................... $3,385,704
                                            ==========

(8)Profit-sharing Plan

   Bone Care has established a 401(k) profit sharing plan covering substantially all employees. Employer contributions to the plan are at the discretion of the Board of Directors. Bone Care's policy is to fund profit sharing plan contributions as they accrue. Profit sharing expenses amounted to $9,031, $19,648 and $22,710 for the years ended June 30, 1998, 1999 and 2000, respectively.

(9)Quarterly Financial Data (Unaudited)

   Summary quarterly financial data for the years ended June 30, 1999 and 2000 are summarized as follows:

                                              First   Second    Third   Fourth
                                             quarter  quarter  quarter  quarter
                                             -------  -------  -------  -------
                                              (In thousands except for per
                                                       share data)
      2000:
        Revenue............................. $   --   $   206  $    59  $   120
        Loss from operations................  (2,072)  (2,681)  (2,575)  (3,120)
        Net loss............................  (1,983)  (2,491)  (2,375)  (2,956)
        Net loss per share--basic...........   (0.19)   (0.22)   (0.21)   (0.26)
      1999:
        Revenue............................. $   --   $   --   $   --   $   --
        Loss from operations................  (1,607)  (1,569)  (1,825)  (1,309)
        Net loss............................  (1,421)  (1,441)  (1,702)  (1,213)
        Net loss per share--basic...........   (0.15)   (0.14)   (0.17)   (0.12)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On January 27, 2000 we dismissed KPMG LLP ("KPMG") as our independent accountant. The decision to dismiss KPMG was approved by our board of directors and was not separately voted on by the audit committee of our board of directors. KPMG's reports on our financial statements for the years ended June 30, 1999 and 1998 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles; provided, however, that KPMG's report on our financial statements for the year ended June 30, 1999 contained an explanatory paragraph relating to our ability to continue as a going concern. In connection with the audits of our financial statements for the years ended June 30, 1999 and 1998, we had no disagreements with KPMG on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference to such disagreements in their report on our financial statements for such years. During the period from July 1, 1999 through January 27, 2000, we had discussions with KPMG related to the appropriate reserve for sales of Hectorol. At the time of dismissal of KPMG, we had not resolved with KPMG the appropriate reserve amount for our financial statements. We have authorized KPMG to respond fully to the inquiries of the independent accountant we engaged to succeed KPMG. During the years ended June 30, 1999 and 1998 and the period from July 1, 1999 through January 27, 2000, there have been no reportable events (as defined in Regulation S-K item 304(a)(i)(v)). KPMG furnished us with a letter addressed to the SEC which was filed as an exhibit to our Form 8-K/A filed with the SEC on February 11, 2000 in which KPMG stated that during the period July 1, 1999 to January 26, 2000, in connection with KPMG's review of our second quarter financial statements, KPMG had a disagreement with our management regarding the company's method of recognizing revenue and the amount of revenue recorded. KPMG also stated that they read the statements included in our Form 8-K filed with the SEC with respect to this matter and that KPMG agreed with those statements, except that (i) KPMG did not agree with the statement that on January 27, 2000 we dismissed KPMG as our independent public accountant and that KPMG was notified of its dismissal on January 26, 2000 and (ii) KPMG was not in a position to agree or disagree with our statement that the decision to dismiss KPMG was approved by our board of directors and was not separately voted on by the audit committee of our board of directors.

   On February 14, 2000, we engaged Arthur Andersen LLP ("Arthur Andersen") as our independent accountants. The decision to engage Arthur Andersen LLP was made on the recommendation of the audit committee of our board of directors. During the two most recent fiscal years and interim periods subsequent to June 30, 1999 and prior to engaging Arthur Andersen, neither we nor anyone on our behalf consulted Arthur Andersen regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or, except as described below, any matter that was either the subject of a disagreement (as defined in Regulation S-K item 304(a)(i)(iv)) or a reportable event (as defined in Regulation S-K item 304(a)(i)(v)). Prior to January 27, 2000 when we dismissed KPMG as our independent accountants, we did not consult Arthur Andersen regarding any matter which was the subject of a disagreement between us and KPMG. On February 11, 2000, we began to consult Arthur Andersen concerning the appropriate reserve amount for returns of Hectorol, and Arthur Andersen assisted us in drafting a response filed February 15, 2000 with the SEC concerning our reserve policy. We did not consult KPMG concerning these matters following the dismissal of KPMG.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Bone Care incorporates by reference the information required by this Item from Bone Care's definitive Proxy Statement for its 2000 Shareholders Meeting to be held on November 15, 2000, ("Proxy Statement") which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

   Bone Care incorporates by reference the information required by this Item from the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Bone Care incorporates by reference the information required by this Item from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Bone Care incorporates by reference the information required by this Item from the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   1 and 2. Financial statements and financial statement schedule

   Reference is made to the separate index to Bone Care's financial statements and schedule contained on page 20 hereof.

   3. Exhibits

   Reference is made to the separate exhibit index contained on page 37 hereof.

 (b) Reports on Form 8-K

   No reports on Form 8-K were filed by Bone Care during the fourth quarter ended June 30, 2000.

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

Date: September 12, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                   Date
             ---------                           -----                   ----


  /s/ Charles W. Bishop, Ph.D.       President, Chief Executive     September 12,
____________________________________ Officer and Director                2000
      Charles W. Bishop, Ph.D.       (Principal Executive
                                     Officer)



  /s/ Richard B. Mazess, Ph.D.       Chairman and Director          September 12,
____________________________________                                     2000
      Richard B. Mazess, Ph.D.



      /s/ Robert A. Beckman          Director and Acting Vice       September 12,
____________________________________ President--Finance                  2000
         Robert A. Beckman           (Principal Financial and
                                     Accounting Officer)

     /s/ Martin Barkin, M.D.         Director                       September 12,
____________________________________                                     2000
        Martin Barkin, M.D.


 /s/ Charles R. Klimkowski, CFA      Director                       September 12,
____________________________________                                     2000
     Charles R. Klimkowski, CFA

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

     23.1    Consent of KPMG LLP

     23.2    Consent of Arthur Andersen LLP

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