Form 10-K405/A
period 2000-06-30
BONE CARE INTERNATIONAL INC
filed 2000-10-17
CIK 1009405

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

   Portions of Bone Care International, Inc. Proxy Statement for its 2000 Shareholders Meeting to be held on November 15, 2000 (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BONE CARE INTERNATIONAL, INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                        For the Year Ended June 30, 2000

                                                                                                  Page
                                                                                                  ----
Part I

Item 1    Business...............................................................................   2

Item 2    Properties.............................................................................  13

Item 3    Legal Proceedings......................................................................  13

Item 4    Submission of Matters to a Vote of Security Holders....................................  14

Part II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters..................  15

Item 6    Selected Financial Data................................................................  16

Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations..  17

Item 7A   Quantitative and Qualitative Disclosures about Market Risk.............................  20

Item 8    Financial Statements and Supplementary Data............................................  21

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  35

Part III

Item 10   Directors and Executive Officers of the Registrant.....................................  36

Item 11   Executive Compensation.................................................................  36

Item 12   Security Ownership of Certain Beneficial Owners and Management.........................  36

Item 13   Certain Relationships and Related Transactions.........................................  36

Part IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  36
Signatures......................................................................................   37
Index to Exhibits...............................................................................   38

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

   Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this filing. However, we acknowledge our obligation to disclose material developments related to previously disclosed information. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in the filing may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

   We licensed our first product, Hectorol, in 1987 from the University of Wisconsin, a leading vitamin D research center. Hectorol, also known as doxercalciferol, is a vitamin D replacement therapy approved by the FDA in two formulations to treat secondary hyperparathyroidism in patients with end-stage renal disease, or ESRD. Hectorol is a safe and effective therapy for reducing elevated levels of parathyroid hormone (PTH) in blood in the management of secondary hyperparathyroidism, a disease characterized by excessive secretion of PTH. Virtually all ESRD patients suffer from secondary hyperparathyroidism. In June 1999, we obtained FDA approval for Hectorol Capsules, and in October 1999, we began selling this orally administered product in the United States. In April 2000, we obtained FDA approval for Hectorol Injection, and, in late August 2000, we began selling this intravenous product in the United States. We recently completed two Phase III trials for Hectorol Capsules to treat secondary hyperparathyroidism in pre-dialysis patients, and we plan to file with the FDA a supplemental New Drug Application for this indication by March 2001. In addition, we also are developing Hectorol and new vitamin D therapies to treat these and several other diseases.

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

   D-hormone replacement therapy is used in many countries as a treatment for pre-dialysis and dialysis patients with secondary hyperparathyroidism. The goals of D-hormone therapy are to decrease blood PTH levels and to normalize blood calcium, thereby treating or preventing bone disease, and other adverse effects of elevated PTH. Currently, there are three primary competitive D-hormone products being marketed for secondary hyperparathyroidism: calcitriol, paricalcitol and alfacalcidol. The challenge in administering therapies is to deliver a sufficiently high dose to be effective without causing toxic side effects, including:

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

   Due to the risks of these side effects, competitive D-hormones are customarily administered at low dosages which are at times ineffective. Starting dosages are increased cautiously, if at all, to minimize the chance of these toxic side effects, rather than to optimize therapeutic response. Intravenous products are favored in the United States marketplace because of several factors: (1) drug administration is assured at the time of dialysis by a healthcare professional; (2) repeated oral delivery of active D-hormones promotes their breakdown in the intestine so that the amount delivered to the parathyroid glands is reduced; and (3) Medicare reimbursement is only available for intravenous products. In addition, intravenous delivery of competitive D-hormones immediately causes abnormally high levels of D-hormones in the blood followed by abnormally low levels as the D-hormones are eliminated rapidly from the body. After oral delivery of competing D-hormone products, blood levels also rapidly drop to abnormally low levels. This is in contrast to the relatively constant blood levels of D-hormones which are maintained in individuals with normal kidney function without side effects, yielding consistent efficient regulation of PTH secretion.

The Bone Care Solution

   We have two FDA approved products to treat secondary hyperparathyroidism in ESRD patients, Hectorol Injection and Hectorol Capsules, and we are in the process of developing Hectorol and other products for additional applications. Hectorol offers:

  . Safe and Effective Treatment. Data obtained from our clinical trials have demonstrated that Hectorol is a safe and effective therapy for treating secondary hyperparathyroidism in ESRD patients. In these trials, Hectorol reduced blood levels of PTH in more than 90% of the treated patients with minimal side effects. Based on these and other trials, we believe that Hectorol compares favorably to competitive D-hormone products, including calcitriol, paricalcitol and alfacalcidol, however, we have not performed comparative trials to demonstrate these conclusions.

  . Oral Delivery that Expands Market Opportunities. Hectorol Capsules provide a safe, convenient and effective orally delivered therapy that we believe could be applied to address larger therapeutic markets than ESRD when approved by the FDA for additional indications. Intravenous D-hormone products are used only in hemodialysis patients under medical supervision. Competitive intravenous D-hormones are not well suited for oral delivery because they are fully active on delivery, which can cause certain cells lining the small intestine to absorb too much calcium and phosphorus, leading to side effects. Hectorol, on the other hand, is an inactive pro-hormone that, after oral delivery, is not recognized by these intestinal cells. Therefore, Hectorol does not over-stimulate absorption of calcium and phosphorus during absorption by the intestine.

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

  . Competitively Pricing Hectorol. Recent concerns as expressed in two bills considered in the United States Congress about the costs of D-hormone therapy for ESRD patients may be a catalyst for exploring more cost-effective D-hormone treatments. Hectorol is priced in the United States at a modest premium to the older D-hormone, calcitriol, but below the recently launched D-hormone, paricalcitol. We believe Hectorol's competitive pricing will create interest by third-party payors and facilitate its acceptance in the United States market. Hectorol Injection is priced below a competing product, Zemplar, which is under review by a number of third-party payors due to its significantly higher price without a clearly demonstrated therapeutic advantage compared to other D-hormone treatments. Hectorol Capsules also represent an attractive cost-effective alternative to intravenous D-hormone therapies. While oral D-hormone therapies are not reimbursed by Medicare, they are favored outside of the United States. We are the only United States company with both oral and intravenous D-hormone products and we believe we are well positioned to take advantage of changes in preference for the method of delivery.

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

  Hectorol Capsules
    Dialysis


    Pre-Dialysis                                       March 2001
    Osteoporosis

Hyperproliferative Diseases
  Hectorol Capsules
    Prostate Cancer
    Psoriasis


  Oral LR-103
    Psoriasis and Cancers

  Oral BCI-202
    Psoriasis


 = Completed
 = In process

 Hectorol Injection

   We developed Hectorol Injection for use in the approximately 250,000 ESRD patients in the United States who undergo hemodialysis three times per week. The FDA approved Hectorol Injection in April 2000 after initially declining to accept our New Drug Application for review. We provided the FDA with supplemental analyses that demonstrated the equivalence of Hectorol Injection and Hectorol Capsules and reinforced the safety and efficacy of Hectorol Injection. Our application included data from two Phase III trials which involved a total of 70 patients and consisted of an eight-week monitoring period in which no D-hormone therapies were given, followed by a 12-week period in which patients received open-label treatment with Hectorol Injection at hemodialysis. The study endpoint for effectiveness was the observed reduction in blood PTH levels and the endpoints for safety were the observed rates of hypercalcemia and hyperphosphatemia. In both trials, after 12 weeks of open-label treatment, blood PTH levels were reduced 40-50%. These reductions were statistically significant (p less than 0.01). In both studies, blood PTH reached a predetermined optimal range in more than 70% of treated patients. Hectorol Injection normalized blood calcium but also caused infrequent episodes of hypercalcemia and hyperphosphatemia. In April 2000, we obtained FDA approval for Hectorol Injection, and in late August 2000, we began selling the product. The approval was accompanied by a Phase IV commitment to complete a post-approval Phase IV trial in pediatric patients with ESRD by August 2002. If we fail to satisfy this commitment in a timely manner, the FDA could withdraw its existing approval.

 Hectorol Capsules

   Hectorol Capsules are approved for use in the approximately 284,000 ESRD patients in the United States, however, we are only marketing the product to the subgroup of approximately 34,000 ESRD patients who undergo dialysis outside of clinics. In addition, we are conducting clinical trials of Hectorol Capsules to gain FDA approval for use in other larger disease populations. The FDA approved Hectorol Capsules in June 1999 based on the results of two Phase III trials involving a total of 211 subjects. Each trial consisted of an eight-week monitoring period in which no D-hormone therapies were given, followed by a 16-week period in which patients received open-label treatment with Hectorol Capsules at hemodialysis, and an eight-week period in which patients received in a double-blinded randomized fashion continuing treatment with either Hectorol

Capsules or a matching placebo. The study endpoint for effectiveness was the observed reduction in blood PTH levels and the endpoints for safety were the observed rates of hypercalcemia and hyperphosphatemia. In both trials, after 16 weeks of open-label treatment, blood PTH levels were reduced more than 50%. These reductions were statistically significant (p<0.01). In addition, blood PTH reached a pre-determined optimal range in 83% of the treated patients. At the end of the eight additional weeks of blinded treatment, mean blood PTH levels in patients receiving Hectorol Capsules remained approximately 50% below those receiving a matching placebo. Differences in mean blood PTH levels between patients receiving Hectorol Capsules and those receiving placebo treatments were clinically and statistically significant. Hectorol Capsules normalized blood calcium levels but caused infrequent episodes of hypercalcemia and hyperphosphatemia.

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

     In 1992, we completed a Phase II trial in the United States to evaluate Hectorol Capsules to treat postmenopausal osteoporosis. We and our corporate collaborators concluded that the data from the trial did not provide a sufficient basis for initiating pivotal Phase III trials with Hectorol Capsules to treat postmenopausal osteoporosis. Based on published reports that D-hormones have efficacy in patients with secondary hyperparathyroidism, we plan to initiate an additional Phase II trial of Hectorol Capsules in elderly osteoporosis patients to treat secondary hyperparathyroidism. We plan to discuss this potential Phase II trial with the FDA within the next six months and to initiate the trial in 2001 if a satisfactory design can be agreed upon with the FDA. Until a satisfactory design can be agreed upon, we cannot determine the duration of the trial.

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

     We completed a Phase I trial in January 1999 in patients with terminal prostate cancer to determine the maximum tolerable dose of Hectorol Capsules without side effects. These patients had diseases which could be monitored by objective imaging techniques while simultaneously evaluating safety endpoints such as hypercalcemia and hyperphosphatemia. Results from this Phase I trial showed that 70% of patients treated for at least 12 weeks were free of disease progression. We are currently conducting a Phase II trial in terminal prostate cancer patients. Preliminary results indicate that six of the 13 evaluated patients treated with Hectorol Capsules became free of disease progression for at least six months. We have enrolled an additional 13 patients in this trial. If the results of this trial remain significant at the end of 2001, we plan to initiate Phase III trials using Hectorol Capsules in patients with prostate cancer. We have not yet initiated Phase II trials in patients with breast or colon cancer.

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

   During the last six months, we accelerated the growth of our direct sales and marketing organization. As of October 6, 2000, the organization consisted of 31 people, including a Vice President-Sales and Marketing, a Marketing Director and 23 direct sales people. In addition, we have hired a group of certified nephrology nurses to assist in using Hectorol. We intend to allocate significantly greater resources to our sales and marketing organization to support the commercialization of Hectorol. We intend to expand our direct sales force to 30 people by December 2000 and to hire additional nephrology nurses. Additionally, we will seek to establish mutually beneficial alliances or marketing agreements with partners who can access geographic markets and therapeutic areas where we have no current or planned sales presence.

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

Intellectual Property

   Our success will depend in part on our ability to develop patentable products and technologies and obtain patent protection for our products and technologies both in the United States and other countries. We currently have 42 issued patents and 91 pending applications worldwide. We have several United States patents covering the use of Hectorol for the prevention and treatment of secondary hyperparathyroidism and metabolic bone disease, including renal osteodystrophy. Patents covering secondary hyperparathyroidism begin to expire in 2010. Patents covering metabolic bone disease begin to expire in 2009.

   A corresponding patent for the use of Hectorol to prevent and manage secondary hyperparathyroidism in kidney dialysis patients is pending before the European and Japanese patent offices. If issued, both patents would expire in 2016. A corresponding patent for the use of Hectorol to prevent and treat metabolic bone disease has been issued by the European Patent Office and expires in 2009. Patent applications for similar coverage are pending in other countries.

   We also own United States patents for the use of Hectorol for treating prostate cancer that expire in 2013. We have filed counterpart patent applications in Europe and other geographic markets, including Japan that expire in 2017. We own United States patents for delayed sustained release formulations of Hectorol as a treatment for psoriasis. Foreign counterpart applications are also pending in Europe, Japan and other major markets. The psoriasis related patents expire in 2013.

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

   We have a license from the Wisconsin Alumni Research Foundation to practice several of their process patents for the synthesis of Hectorol. Under this license, which extends at least through July 2, 2013 and terminates upon the expiration of the last licensed patent, the Wisconsin Alumni Research Foundation has agreed not to license to other parties the patents to manufacture Hectorol for use or sale anywhere in the world as long as the license agreement is in effect and we pay royalties based on Hectorol sales. We also have our own patent in the United States for methods of synthesizing Hectorol and patent applications pending in other geographic markets, including Japan.

   We have granted Draxis Health Inc. a license to use and sell Hectorol in Canada for secondary hyperparathyroidism, osteoporosis and other metabolic bone diseases. We also have granted Draxis a license in Canada to all know-how developed by or on behalf of us relating to the use of Hectorol for those indications. Draxis entered into the license agreement in 1990 and paid Bone Care $100,000 for the rights to treat secondary hyperparathyroidism and metabolic bone disease with Hectorol in Canada. The agreement does not include royalty payments and expires upon the expiration date of the last to expire of the Canadian patents which is 2016.

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

Employees

   As of October 6, 2000, we had 65 full-time employees, including 23 in research and development, 31 in sales and marketing and 11 in administration. Four of our employees have Ph.D. degrees. None of our employees are represented by a union and we consider our employee relations to be good.

ITEM 2. PROPERTIES

   We currently lease approximately 12,000 square feet of office and laboratory space in Madison, Wisconsin. This lease expires on January 10, 2001. We have entered into a lease for a new facility which has approximately 34,000 square feet of office and laboratory space in Middleton, Wisconsin. The new lease begins in December 2000 and expires in December 2005. We believe our facilities are adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

   We may be a defendant from time to time in actions arising out of our ordinary business operations. There are no material legal proceedings pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

Executive Officers of the Registrant

   As of October 6, 2000, the executive officers of the Registrant are as follows:

      Name                Age Position
      ----                --- --------
      Richard B. Mazess,
       Ph.D.               61 Chairman of the Board

      Charles W. Bishop,
       Ph.D.               49 President, Chief Executive Officer and Director

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is quoted on the Nasdaq National Market of The Nasdaq Stock Market under the symbol "BCII" and has been publicly traded since May 1996. The following table sets forth high and low sales prices as reported on The Nasdaq Stock Market for fiscal years 1999 and 2000 as indicated.

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

   As of June 30, 2000, our common stock was held by approximately 209 shareholders of record.

   We have never declared or paid any cash dividends on our common stock and we do not plan on paying any in the near future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors deem relevant.

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

                                           Year Ended June 30,
                                ----------------------------------------------
                                 1996     1997      1998      1999      2000
                                -------  -------  --------  --------  --------
                                  (in thousands, except per share data)
Statements of Operations Data:
Revenues......................  $    19  $    39  $    --   $    --   $    385
Operating expenses:
  Cost of sales...............       12       38       --        --        103
  Inventory write-off.........      --       --        --        --        400
  Research and development....    1,158    2,885     3,932     3,455     4,048
  Marketing and
   administrative.............      197      439       898     2,855     6,282
                                -------  -------  --------  --------  --------
    Total operating expenses..    1,367    3,362     4,830     6,310    10,833
                                -------  -------  --------  --------  --------
Loss from operations..........   (1,348)  (3,323)   (4,830)   (6,310)  (10,448)
Interest income, net..........       90      529       340       533       656
Income tax expense............      --       --        --        --        (13)
                                -------  -------  --------  --------  --------
Net loss......................  $(1,258) $(2,794) $ (4,490) $ (5,777) $ (9,805)
                                =======  =======  ========  ========  ========
Net loss per common share-
 basic and diluted............  $ (0.26) $ (0.32) $  (0.51) $  (0.57) $  (0.89)
                                =======  =======  ========  ========  ========
Weighted average common shares
 outstanding..................    4,894    8,713     8,747    10,055    11,071
                                                 June 30,
                                ----------------------------------------------
                                 1996     1997      1998      1999      2000
                                -------  -------  --------  --------  --------
                                              (in thousands)
Balance Sheet Data:
Cash and cash equivalents.....  $11,061  $ 8,532  $  3,484  $  7,314  $  4,736
Marketable securities.........      --       --        --        --      4,972
Working capital...............   11,004    8,103     3,073     7,956     9,229
Total assets..................   12,261    9,900     5,813    10,303    12,460
Total long-term liabilities...      --       --        --        --        --
Accumulated deficit...........   (2,736)  (5,530)  (10,020)  (15,797)  (25,602)
Total shareholders' equity....   12,182    9,420     5,122     9,717    11,083

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

   We licensed our first product, Hectorol, in 1987 from the University of Wisconsin, a leading vitamin D research center. Hectorol, also known as doxercalciferol, is a vitamin D replacement therapy approved by the FDA in two formulations to treat secondary hyperparathyroidism in patients with end-stage renal disease or ESRD. Hectorol is a safe and effective therapy for reducing elevated levels of parathyroid hormone (PTH) in blood in the management of secondary hyperparathyroidism, a disease characterized by excessive secretion of PTH. Virtually all ESRD patients suffer from secondary hyperparathyroidism. In June 1999, we obtained FDA approval for Hectorol Capsules, and in October 1999, we began selling this orally administered product in the United States. In April 2000, we obtained FDA approval for Hectorol Injection, and in late August 2000, we began selling this intravenous product in the United States. We recently completed two Phase III trials for Hectorol Capsules to treat secondary hyperparathyroidism in pre-dialysis patients, and we plan to file with the FDA a supplemental New Drug Application for this indication by March 2001. In addition, we also are developing Hectorol and new vitamin D therapies to treat these and several other diseases.

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

   We estimate that commercialization, regulatory compliance, and sales efforts associated with Hectorol Capsules and Hectorol Injection could require in excess of $10 million prior to achieving profitable operating levels. Further, development of LR-103, BCI-202 and other product candidates, or expansion of Hectorol into other therapeutic areas, will require significant, time-consuming and costly research and development, pre-clinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We plan to continue pre-clinical testing of LR-103 and BCI-202 in order to begin Phase I clinical trials on both product candidates within three years. The pre-clinical efforts could cost approximately $3 million. In addition, we plan to conduct Phase II, and possibly begin Phase III, clinical trials to expand the approved indications for Hectorol. The cost of these trials could exceed $10 million through June 2002. We expect to incur substantial losses at least through 2001 until revenues from the sale of Hectorol products are sufficient to offset those expenses. The amount and timing of our operating expenses will depend on many factors, including:

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

   We had no revenue in the fiscal year ended June 30, 1999. We began selling Hectorol Capsules in the United States in October 1999. Revenues from shipments of Hectorol Capsules and the related costs are deferred at the time of shipment to wholesalers and are recognized at the time the product is sold by these wholesalers to retail users of the product. Revenues of $234,741 were recognized in fiscal year 2000 and related cost of sales were $102,834. This resulted in gross margin of $131,907. For the year ended June 30, 2000, the total sales value of Hectorol Capsules shipped, net of $409,655 of returned product, was $348,282, having a net cost of $152,836. This resulted in deferred income of $63,539 representing the gross margin of our product not yet sold to end users. We continue to evaluate data related to sales exchanges, wholesaler inventories and retail sales. We believe we will have enough data to reasonably estimate future returns when retail customers have purchased from wholesalers a high percentage of our initial shipments or when the product approaches its expiration date. We intend to recognize future revenues and related costs upon shipment of Hectorol Capsules once a reasonable estimate of future returns can be calculated.

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

   Marketing and administrative expenses were $6,281,614 in fiscal year 2000 and $2,854,785 in fiscal year 1999 an increase of $3,426,829. Marketing expenses increased $2,765,760, from $1,715,837 in fiscal year 1999 to $4,481,597 in fiscal year 2000. The increase resulted from the following:

  . approximately $1.1 million due to increased sales and marketing personnel costs;

  . approximately $800,000 due to increased promotional activities; and

  . approximately $900,000 due to resources relating to sales and marketing activities. The department has grown from 3 to 42 employees.

   These expenses increased as we began marketing activities relating to the launch of Hectorol Capsules and preparations to launch Hectorol Injection, which we began selling in late August 2000.

   Our growth has also resulted in the increase of administrative expenses. Administrative expenses increased $661,069, from $1,138,948 in fiscal year 1999 to $1,800,017 in fiscal year 2000. The increase was the result of our overall growth and our use of third-party consultants.

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

   Based upon our current plans, we believe that with the net proceeds of this offering, we will have sufficient funds to meet our operating expenses and capital requirements for at least the next three years. Thereafter, we may need to raise additional capital to fund our operations, however, we do not have any specific plans to raise additional capital. If we seek additional funds, equity offerings or other sources would be considered. There is no assurance that such additional funds will be available on acceptable terms, if at all. Should our plans not be consummated, we may have to seek alternative sources of capital or re-evaluate our operating plans. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere in this prospectus do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         BONE CARE INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                          Page
                                                                          ----
Report of Independent Public Accountants.................................  21

Report of Independent Public Accountants.................................  22

Balance Sheets at June 30, 1999 and 2000.................................  23

Statements of Operations for the Years Ended June 30, 1998, 1999 and
 2000....................................................................  24

Statements of Shareholders' Equity for the Years Ended June 30, 1998,
 1999 and 2000...........................................................  25

Statements of Cash Flows for the Years Ended June 30, 1998, 1999 and
 2000....................................................................  26

Notes to the Financial Statements........................................  27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Bone Care International, Inc.:

   We have audited the accompanying balance sheet of Bone Care International, Inc. (a Wisconsin corporation) as of June 30, 2000, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bone Care International, Inc. as of June 30, 1999 and 1998, were audited by other auditors whose report dated August 6, 1999, on those statements included an explanatory paragraph with respect to the Company's ability to continue as a going concern.

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
                                                            ===========  ===========

                 See accompanying notes to financial statements

                         BONE CARE INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                    Years Ended June 30, 1998, 1999 and 2000

                                          1998         1999          2000
                                       -----------  -----------  ------------
Revenues.............................. $       --   $       --   $    384,737
Operating expenses:
  Cost of sales.......................         --           --        102,834
  Inventory write-off.................         --           --        400,000
  Research and development............   3,932,008    3,455,401     4,048,608
  Marketing and administrative........     898,274    2,854,785     6,281,614
                                       -----------  -----------  ------------
                                         4,830,282    6,310,186    10,833,056
                                       -----------  -----------  ------------
    Loss from operations..............  (4,830,282)  (6,310,186)  (10,448,319)
Interest income.......................     340,349      533,571       655,574
                                       -----------  -----------  ------------
    Loss before income tax............         --           --     (9,792,745)
Income tax expense....................         --           --         12,500
                                       -----------  -----------  ------------
    Net loss.......................... $(4,489,933) $(5,776,615) $ (9,805,245)
                                       ===========  ===========  ============
Net loss per common share--basic and
 diluted.............................. $     (0.51) $     (0.57) $      (0.89)
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

                         BONE CARE INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                    Years Ended June 30, 1998, 1999 and 2000

                                            1998         1999         2000
                                         -----------  -----------  -----------
Cash flows from operating activities:
  Net loss.............................. $(4,489,933) $(5,776,615) $(9,805,245)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities--
    Depreciation and amortization.......     309,781      402,263      637,809
    Inventory write-off.................         --           --       400,000
    Loss on disposal of fixed assets....      16,703          --           --
    Changes in assets and liabilities--
      Accounts receivable...............         --           --       (29,481)
      Inventories.......................    (176,935)    (889,762)      79,991
      Other current assets..............     (50,162)     (59,855)    (119,421)
      Other noncurrent assets...........     (75,265)      25,132       50,133
      Accounts payable..................     (81,860)     143,101      198,263
      Accrued liabilities...............     292,210     (372,934)     653,475
      Deferred income...................         --       125,000      (61,461)
                                         -----------  -----------  -----------
        Net cash used in operating
         activities.....................  (4,255,461)  (6,403,670)  (7,995,937)
                                         -----------  -----------  -----------
Cash flows from investing activities:
  Purchase of marketable securities,
   net..................................         --           --    (4,980,735)
  Purchase of property, plant and
   equipment............................    (332,174)    (157,329)    (361,242)
  Patent fees...........................    (354,538)    (278,827)    (420,050)
                                         -----------  -----------  -----------
        Net cash used in investing
         activities.....................    (686,712)    (436,156)  (5,762,027)
                                         -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds (costs) from issuance of
   common stock, net....................    (297,570)  10,567,504   10,975,610
  Proceeds from exercise of stock
   options..............................     192,403      101,499      204,583
                                         -----------  -----------  -----------
        Net cash provided by (used in)
         financing activities...........    (105,167)  10,669,003   11,180,193
                                         -----------  -----------  -----------
        Net increase (decrease) in cash
         and cash equivalents...........  (5,047,340)   3,829,177   (2,577,771)
Cash and cash equivalents at beginning
 of year................................   8,531,714    3,484,374    7,313,551
                                         -----------  -----------  -----------
Cash and cash equivalents at end of
 year................................... $ 3,484,374  $ 7,313,551  $ 4,735,780
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

 Revenue Recognition

   Revenues from shipments of Hectorol Capsules and the related costs are deferred at the time of shipment to wholesalers and are included in the Statement of Operations at the time the product is sold by these wholesalers to retail users of the product. For the year ended June 30, 2000, the total sales value of Hectorol Capsules shipped, net of $409,655 of returned product, was $348,282 having a net cost of $152,836. Revenues of $234,741 were recognized for the year ended June 30, 2000 having a cost of $102,834 based on the amount of capsules wholesalers have sold to retail users.

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

 Net Loss Per Share

   Net loss per share is based on a weighted average number of shares of common stock of 8,746,677, 10,055,327 and 11,070,667, for the years ended June 30,
1998, 1999 and 2000, respectively. Options to purchase common stock have been excluded from the calculation of diluted earnings per share as the impact of these options on diluted earnings per share would be antidilutive. The excluded options totaled 527,778, 548,638 and 690,054 for the years ended June 30, 1998, 1999 and 2000, respectively.

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

 Concentration of Suppliers Risk

   Bone Care purchases Hectorol's active pharmaceutical ingredient from one supplier. In addition, Bone Care utilizes one supplier to formulate, and another supplier to package, Hectorol. However, management believes that other suppliers, formulators, and vendors are available and could provide these goods and services to Bone Care on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

 Use of Estimates

   In preparing the financial statements, Bone Care's management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         BONE CARE INTERNATIONAL, INC.

                          June 30, 1998, 1999 and 2000


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

                         BONE CARE INTERNATIONAL, INC.

                          June 30, 1998, 1999 and 2000


   A summary of stock option activity and related information is presented below:

                                           Year ended June 30,
                            -----------------------------------------------------
                                  1998              1999              2000
                            ----------------- ----------------- -----------------
                                     Weighted          Weighted          Weighted
                                     average           average           average
                                     exercise          exercise          exercise
                            Options   price   Options   price   Options   price
                            -------  -------- -------  -------- -------  --------
   Outstanding--beginning
    of year................ 491,652   $2.49   527,778   $3.84   548,638   $ 4.71
   Granted................. 130,850    7.81    89,900    9.09   221,250    12.09
   Exercised............... (86,424)   2.19   (38,440)   2.64   (54,114)    3.78
   Terminated/canceled.....  (8,300)   3.57   (30,600)   5.18   (25,720)    7.68
                            -------   -----   -------   -----   -------   ------
   Outstanding--end of
    year................... 527,778   $3.84   548,638   $4.71   690,054   $ 7.04
                            -------   -----   -------   -----   -------   ------
   Exercisable at end of
    year................... 130,266   $2.35   202,550   $3.17   277,360   $ 3.80
                            =======   =====   =======   =====   =======   ======
   Weighted average fair
    value of options
    granted during year.... $  4.00           $  5.02           $  6.99
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

                         BONE CARE INTERNATIONAL, INC.

                          June 30, 1998, 1999 and 2000


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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Bone Care's pro forma information follows:

                                          1998         1999          2000
                                       -----------  -----------  ------------
      Net loss:
        As reported................... $(4,489,933) $(5,776,615) $ (9,805,245)
        Pro forma.....................  (4,672,909)  (6,062,349)  (10,276,600)
      Net loss per share--basic and
       diluted:
        As reported................... $     (0.51) $     (0.57) $      (0.89)
        Pro forma.....................       (0.53)       (0.60)        (0.93)

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

                         BONE CARE INTERNATIONAL, INC.

                          June 30, 1998, 1999 and 2000


   Significant components of Bone Care's deferred tax assets at June 30, 1999 and 2000 are as follows:

                                                         1999          2000
                                                      -----------  ------------
      Deferred tax assets:
        Inventory reserves........................... $    23,000  $    225,000
        Deferred income..............................      57,000        58,000
        Accrued liabilities..........................      11,000        41,000
        Other........................................      15,000        33,000
        Federal net operating loss carryforward......   4,418,000     7,459,000
        Federal R&D tax credit carryforward..........     677,000       957,000
        State net operating loss carryforward........   1,231,000     1,955,000
        State R&D tax credit carryforward............     177,000       222,000
        Valuation allowance..........................  (6,335,000)  (10,634,000)
                                                      -----------  ------------
      Net deferred tax assets........................     254,000       315,000
      Deferred tax liabilities:
        Patents......................................    (254,000)     (316,000)
                                                      -----------  ------------
      Total deferred taxes........................... $       --   $        --
                                                      ===========  ============

   The net change in the valuation allowance for the years ended June 30, 1999 and 2000 was an increase of $2,832,000 and $4,299,000, respectively. Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to the expiration of the related carryforward period. Management believes it is more likely than not that such carryforwards may expire unused and, accordingly, has established a valuation against them.

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

(9)Quarterly Financial Data (Unaudited)

   Summary quarterly financial data for the years ended June 30, 1999 and 2000 are summarized as follows:

                                            First   Second    Third   Fourth
                                           quarter  quarter  quarter  quarter
                                           -------  -------  -------  -------
                                            (In thousands except for per
                                                     share data)
      2000:
        Revenue........................... $   --   $   206  $    59  $   120
        Loss from operations..............  (2,072)  (2,681)  (2,575)  (3,120)
        Net loss..........................  (1,983)  (2,491)  (2,375)  (2,956)
        Net loss per share--basic and
         diluted..........................   (0.19)   (0.22)   (0.21)   (0.26)
      1999:
        Revenue........................... $   --   $   --   $   --   $   --
        Loss from operations..............  (1,607)  (1,569)  (1,825)  (1,309)
        Net loss..........................  (1,421)  (1,441)  (1,702)  (1,213)
        Net loss per share--basic and
         diluted..........................   (0.15)   (0.14)   (0.17)   (0.12)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On January 27, 2000, we dismissed KPMG LLP ("KPMG") as our independent accountant. The decision to dismiss KPMG was approved by our board of directors and was not separately voted on by the audit committee of our board of directors. KPMG's reports on our financial statements for the years ended June 30, 1999 and 1998 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles; provided, however, that KPMG's report on our financial statements for the year ended June 30, 1999 contained an explanatory paragraph relating to our ability to continue as a going concern. In connection with the audits of our financial statements for the years ended June 30, 1999 and 1998, we had no disagreements with KPMG on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference to such disagreements in their report on our financial statements for such years. During the period from July 1, 1999 through January 27, 2000, we had discussions with KPMG related to the appropriate reserve for sales of Hectorol. At the time of dismissal of KPMG, we had not resolved with KPMG the appropriate reserve amount for our financial statements. We have authorized KPMG to respond fully to the inquiries of the independent accountant we engaged to succeed KPMG. During the years ended June 30, 1999 and 1998 and the period from July 1, 1999 through January 27, 2000, there have been no reportable events (as defined in Regulation S-K item 304(a)(i)(v)). KPMG furnished us with a letter addressed to the SEC which was filed as an exhibit to our Form 8-K/A filed with the SEC on February 11, 2000 in which KPMG stated that during the period July 1, 1999 to January 26, 2000, in connection with KPMG's review of our second quarter financial statements, KPMG had a disagreement with our management regarding the company's method of recognizing revenue and the amount of revenue recorded. KPMG also stated that they read the statements included in our Form 8-K filed with the SEC with respect to this matter and that KPMG agreed with those statements, except that
(i) KPMG did not agree with the statement that on January 27, 2000 we dismissed KPMG as our independent public accountant and that KPMG was notified of its dismissal on January 26, 2000 and (ii) KPMG was not in a position to agree or disagree with our statement that the decision to dismiss KPMG was approved by our board of directors and was not separately voted on by the audit committee of our board of directors.

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

Date: October 17, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                   Date
             ---------                           -----                   ----


  /s/ Charles W. Bishop, Ph.D.       President, Chief Executive    October 17, 2000
____________________________________ Officer and Director
      Charles W. Bishop, Ph.D.       (Principal Executive
                                     Officer)



  /s/ Richard B. Mazess, Ph.D.       Chairman and Director         October 17, 2000
____________________________________
      Richard B. Mazess, Ph.D.



      /s/ Robert A. Beckman          Director and Acting Vice      October 17, 2000
____________________________________ President--Finance
         Robert A. Beckman           (Principal Financial and
                                     Accounting Officer)

     /s/ Martin Barkin, M.D.         Director                      October 17, 2000
____________________________________
        Martin Barkin, M.D.


 /s/ Charles R. Klimkowski, CFA      Director                      October 17, 2000
____________________________________
     Charles R. Klimkowski, CFA

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
     3.1(a)  Restated Articles of Incorporation of Registrant(1) (Exhibit 3.1,
             Amendment No. 3 to Form 10/A)

     3.1(b)  Articles of Amendment of Registrant(2) (Exhibit 3.1(b))

     3.2     By-Laws of Registrant(3) (Exhibit 3.2)

     4.1     Shareholders Rights Agreement between Bone Care and Norwest Bank
             Minnesota, N.A.(1) (Exhibit 4.1, Amendment No. 3 to Form 10/A)

     4.2 First Amendment to Shareholder Rights Agreement between Bone Care and Norwest Bank Minnesota, N.A.(1) (Exhibit 4.2, Amendment No. 4 to Form 10/A)

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