Form 10-Q
period 2000-09-30
BONE CARE INTERNATIONAL INC
filed 2000-11-09
CIK 1009405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

From the transition period from to

Commission File Number: 0-27854

BONE CARE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Wisconsin (State of Incorporation)	39-1527471 (IRS Employer Identification No.)

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

Yes ☒ No ☐

As of November 3, 2000, 11,457,968 shares of the registrant's common stock, no par value, were outstanding.

BONE CARE INTERNATIONAL, INC.

FORM 10-Q

For the quarterly period ended September 30, 2000

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

BONE CARE INTERNATIONAL, INC.
Balance Sheets

ASSETS
	September 30, 2000 (Unaudited)	June 30, 2000 (Audited)
Current Assets:
Cash and cash equivalents	$ 2,496,455	$ 4,735,780
Marketable securities	3,988,871	4,972,175
Accounts receivable	1,286,853	29,481
Inventories	823,127	639,271
Other current assets	335,381	229,438
Total current assets	8,930,687	10,606,145
Property, plant and equipment--at cost:
Leasehold improvements	115,532	115,532
Furniture and fixtures	102,482	102,482
Machinery and other equipment	921,219	920,699
	1,139,233	1,138,713
Less accumulated depreciation and amortization	751,190	692,525
	388,043	446,188
Patent fees, net of accumulated amortization of $862,902 at September 30, 2000 and $810,401 at June 30, 2000	966,269	958,980
Excess of cost over fair value of net assets acquired, net of accumulated amortization of $933,666 at September 30, 2000 and $911,304 at June 30, 2000	426,251	448,613
Other non-current assets	65,975	--
	$10,777,225	$12,459,926

See the accompanying notes to financial statements.

BONE CARE INTERNATIONAL, INC.
Balance Sheets

Liabilities and Shareholders' Equity
	September 30, 2000 (Unaudited)	June 30, 2000 (Audited)
Current liabilities:
Accounts payable	$ 288,031	$ 400,949
Accrued liabilities:
Accrued clinical study and research costs	119,118	213,718
Accrued compensation	72,400	137,261
Accrued production costs	384,945	--
Due to customers	407,320	409,655
Other current liabilities	97,643	151,617
Deferred income	46,104	63,539
Total current liabilities	1,415,561	1,376,739
Shareholders' equity:
Preferred stock-authorized 2,000,000 shares of $.001 par value; none issued	--	--
Common stock-authorized 28,000,000 shares of no par value; issued and outstanding 11,456,668 shares at September 30, 2000 and June 30, 2000	11,393,883	11,393,883
Additional paid-in capital	25,299,954	25,299,954
Accumulated deficit	(27,330,583)	(25,602,090)
Accumulated other comprehensive loss	(1,590)	(8,560)
Total shareholders' equity	9,361,664	11,083,187
	$10,777,225	$12,459,926

See the accompanying notes to financial statements.

BONE CARE INTERNATIONAL, INC.
Statements of Operations
(Unaudited)

	Three Months Ended
	September 30, 2000	September 30, 1999
Revenues	$1,362,833	$ --
Operating expenses
Cost of sales	341,216	-
Research and development	981,266	993,008
Sales and marketing	1,452,917	780,338
General and administrative	453,219	298,808
	3,228,618	2,072,154
Loss from operations	(1,865,785)	(2,072,154)
Interest income	137,292	89,174
Net loss	$(1,728,493)	$(1,982,980)
Net loss per common share - basic and diluted	$(.15)	$(0.19)
Weighted average number of common shares	11,456,668	10,173,396

See the accompanying notes to financial statements.

BONE CARE INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30, 2000	September 30, 1999
Cash flows from operating activities:
Net loss	$(1,728,493)	$(1,982,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133,528	106,527
Changes in assets and liabilities:
Accounts receivable	(1,257,372)	--
Inventories	(183,856)	(133,192)
Other current assets	(105,943)	(156,865)
Other noncurrent assets	(65,975)	(37,431)
Accounts payable	(112,918)	599,040
Accrued liabilities	169,175	209,452
Deferred income	(17,435)	--
Net cash used in operating activities	(3,169,289)	(1,395,449)
Cash flows from investing activities:
Sale of marketable securities	990,274	--
Additions to property, plant and equipment	(520)	(20,575)
Patent fees	(59,790)	(174,948)
Net cash provided by (used in) investing activities	929,964	(195,523)
Net decrease in cash and cash equivalents	(2,239,325)	(1,590,972)
Cash and cash equivalents at beginning of period	4,735,780	7,313,551
Cash and cash equivalents at end of period	$2,496,455	$5,722,579

See the accompanying notes to financial statements.

BONE CARE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION

The financial statements in this report have been prepared by Bone Care International, Inc. without audit, except for balance sheet information at June 30, 2000, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2000, included in the Company's Form 10-K/A as filed with the Securities and Exchange Commission on October 17, 2000.

In the opinion of management, information included in this report reflects all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of results for these interim periods.

The results of operations for the interim period ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001.

(2) REVENUE RECOGNITION POLICY

Bone Care began selling Hectorol Capsules in October 1999. Because Hectorol Capsules was Bone Care's first product, Bone Care did not have historical data to estimate returns and exchanges in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." Revenues from shipments of Hectorol Capsules and the related costs are deferred at the time of shipment to wholesalers and are included in the Statement of Operations at the time the product is sold by these wholesalers to retail users of the product. For the quarter ended September 30, 2000, the total sales value of Hectorol Capsules shipped was $96,071 having a net cost of $14,089. Revenues of $114,358 were recognized for the quarter ended September 30, 2000, having a cost of $25,837 based on the amount of capsules wholesalers have sold to retail users.

Bone Care's September 30, 2000 balance sheet includes deferred income of $46,104 related to Hectorol Capsule sales not yet sold to retail users. Bone Care's standard sales terms do not allow customers to return products for refunds; however, products may be exchanged. As of September 30, 2000, Bone Care has accrued $407,320 as amounts due to customers for returned products. Bone Care continues to evaluate data related to sales exchanges, wholesaler inventories and retail sales. Bone Care believes it will have enough data to reasonably estimate future returns when retail customers have purchased from wholesalers a high percentage of Bone Care's initial shipments or when the product approaches its expiration date. Bone Care intends to recognize future revenues and related costs upon shipment of Hectorol Capsules once a reasonable estimate of future returns can be calculated.

Bone Care began selling Hectorol Injection in late August 2000. Bone Care's terms for these sales do not allow the customer a right of return; accordingly, no revenues were deferred.

(3) INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are comprised of:

	September 30, 2000 (Unaudited)	June 30, 2000 (Audited)
Raw materials	$170,966	$209,979
Work in process	227,486	22,178
Finished goods	424,675	407,114
	$823,127	$639,271

(4) COMMON STOCK

In October 1999, Bone Care completed a directed public offering of 1,229,058 shares of common stock at a price of $9.02 per share. Bone Care received proceeds of $10,975,610 from the sale, net of offering expenses.

(5) NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Options to purchase common stock have been excluded from the calculations of diluted earnings per share as the impact of these options on diluted earnings per share would be anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the quarter ended September 30, 2000 totaled $1,362,833. Revenues include $1,248,475 related to Hectorol Injection and $114,358 related to Hectorol Capsules. Bone Care launched Hectorol Injection in the United States in late August 2000. Hectorol Injection revenues resulted from a sale to one of the largest U.S. kidney dialysis providers. The product was sold on a non-returnable basis with extended payment terms of 180 days from the date of sale. Bone Care launched its first product, Hectorol Capsules, in October 1999 and, accordingly, no revenues were recognized in the quarter ended September 30, 1999.

Margins on product revenues for the quarter ended September 30, 2000 were $1,021,617, or 75% of product revenues, compared to $131,907, or 56% of product revenues for the year ended June 30, 2000, (excluding a $400,000 inventory write-down). Margins on product revenues have improved due to the increase in sales volume.

Research and development expenses were $981,266 in the quarter ended September 30, 2000, and $993,008 in the quarter ended September 30, 1999.

Sales and marketing expenses increased $672,579 to $1,452,917 in the quarter ended September 30, 2000, from $780,338 in the quarter ended September 30, 1999. The increase is attributable to:

  additional sales and marketing expenses associated with the launch of Hectorol Injection, and the development of a marketing research data base to analyze dialysis patient data associated with D-hormone treatments. The data base project resulted in $240,000 of expense in the quarter ended September 30, 2000.

General and administrative expenses increased $154,411 to $453,219 in the quarter ended September 30, 2000 from $298,808 in the quarter ended September 30, 1999. The increase was attributable to an expansion of infrastructure to support Bone Care's increased commercial activities.

Interest income increased $48,118 to $137,292 in the quarter ended September 30, 2000, from $89,174 in the quarter ended September 30, 1999. The increase was due to net higher average cash and marketable securities balances during the quarter ended September 30, 2000.

Liquidity and Capital Resources

During the quarter ended September 30, 2000, cash, cash equivalents, and short-term marketable securities decreased $3,222,629 to $6,485,326. During the quarter ended September 30, 1999, these assets decreased $1,590,972 to $5,722,579. The increase in the use of cash during the quarter ended September 30, 2000 of $1,631,657 was primarily the result of increased sales and marketing expenses related to the launch of Hectorol Injection in August 2000 and higher labor costs associated with our expansion.

In October 1999, we completed a directed public offering of 1,229,058 shares of common stock at a price of $9.02 per share. We received proceeds of approximately $11,000,000, net of offering costs.

We do not anticipate generating sufficient positive cash flows to fund our operations until we achieve significant revenues from the sale of Hectorol products. We have expended, and expect to continue to expend in the future, substantial funds for:

  commercialization of Hectorol Injection and Hectorol Capsules,
  completion of FDA post-approval Phase IV commitments for Hectorol Injection, seeking FDA approval and commercialization of Hectorol Capsules in the pre-dialysis market, development of additional clinical indications for Hectorol Capsules by conducting Phase II, and possibly Phase III, trials in patients with senile osteoporosis, psoriasis and prostate cancer, continuation of research and development activities, including clinical activities in support of regulatory approvals and continuation of pre-clinical testing of new D-hormone therapies, and working capital and general corporate purposes, including the acquisition of complementary licenses, products, technologies, or companies.
Bone Care's capital requirements will depend on numerous factors, including the progress of commercialization and marketing activities; the progress of its research and development programs; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in Bone Care's existing licensing relationships and the terms of any new collaborative, licensing, co-promotion or distribution arrangements that Bone Care may establish; the cost of manufacturing preclinical and clinical products; and other factors not within our control. Bone Care believes that the current level of cash and cash equivalents should be sufficient to fund its operations through March 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our sales from inception to date have been made to U.S. customers and, as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to sell in foreign markets, including Europe and Asia. Because our sales are made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. At September 30, 2000, we did not hold any short- or long-term investments other than short-term investment grade municipal securities and, therefore, did not have any market risk exposure related to changes in interest rates. Therefore, no quantitative tabular disclosures are required.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information - Recent Developments

The sole manufacturer of Hectorol Injection has received, following a routine inspection of its manufacturing facility, a warning letter from the FDA identifying general deviations from the FDA's current Good Manufacturing Practices regarding manufacturing procedures, records, and training. While most of the deviations were not specifically applicable to Hectorol Injection, any general deviation can affect the capabilities of the manufacturing site. The manufacturer has advised us that a response to the warning letter has been submitted and that they are working directly with the FDA to resolve the FDA's concerns, including those specifically related to Hectorol Injection. We believe that our manufacturer is adequately addressing the FDA's concerns relating to Hectorol Injection, although there can be no assurance that the FDA will find that our manufacturer's responses and proposed corrective actions are adequate or that the FDA will not take further action. If the FDA is not satisfied with our manufacturer's responses and proposed corrective action, the FDA could take regulatory actions against our manufacturer, including seizure of products, injunction against further manufacture, recall or other actions that could interrupt production of Hectorol Injection. Any such action would have a material adverse effect on us.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us, including, among other things:

  general economic and business conditions, both nationally and in our markets;
  our expectations and estimates concerning future financial performance, financing plans and the impact of competition;
  anticipated trends in our business;
  existing and future regulations affecting our business;
  our early stage of development;
  the uncertainty of our future profitability;
  our ability to satisfy the FDA's conditions for marketing approval for Hectorol;
  other risk factors

In addition, in this Quarterly Report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements.

Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report. However, we acknowledge our obligation to disclose material developments related to previously disclosed information. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in the Quarterly Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits furnished:

     (11) Statement Regarding Computation of Loss Per Share
     (27) Financial Data Schedule

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONE CARE INTERNATIONAL, INC. (Registrant)
Date: November 9, 2000	/s/ Charles W. Bishop Charles W. Bishop President and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2000	/s/ Robert A. Beckman Robert A. Beckman Acting Vice President - Finance (Principal Financial and Accounting Officer)

BONE CARE INTERNATIONAL, INC.

Exhibit Index

For the Quarterly Period Ended September 30, 2000

No.	Description	Page
11	Statement Regarding Computation of Loss Per Share	15
27	Financial Data Schedule	16

Exhibit 11

BONE CARE INTERNATIONAL, INC.
Statement Regarding Computation of Loss Per Share

	Three Months Ended
	September 30, 2000	September 30, 1999
Net loss	$(1,728,493)	$(1,982,980)
Weighted average number of common shares	11,456,668	10,173,396
Net loss per common share - basic	$(0.15)	$(0.19)

Exhibit 27

BONE CARE INTERNATIONAL
Article 5 Financial Data Schedule for First Quarter 10-Q

(In thousands except per-share data)

This schedule contains summary financial information extracted from Form 10-Q for the quarter ended September 30, 2000 and is qualified in its entirety by reference to such financial statements.

Three Months Ended September 30, 2000
Cash	2,496
Receivables	1,287
Allowances	0
Inventory	823
Current Assets	8,931
Property, Plant and Equipment	1,139
Depreciation	751
Total Assets	10,777
Current Liabilities	1,416
Bonds	0
Common	11,394
Preferred Mandatory	0
Preferred	0
Other Shareholder's Equity	(2,032)
Total Liability and Equity	9,362
Sales	1,363
Total Revenues	1,363
Cost of Goods Sold	341
Total Costs	3,229
Other Expenses	0
Loss Provision	0
Interest Expense	0
Income Pretax	(1,728)
Income Tax	0
Income Continuing Operations	(1,728)
Discontinued Operations	0
Extraordinary Item	0
Changes	0
Net Loss	(1,728)
Earnings Per Share-Basic	(0.15)
Earnings Per Share-Diluted	(0.15)