Form 10-K405/A
period 2000-06-30
BONE CARE INTERNATIONAL INC
filed 2000-11-20
CIK 1009405

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

   We licensed our first product, Hectorol, in 1987 from the University of Wisconsin, a leading vitamin D research center. Hectorol, also known as doxercalciferol, is a vitamin D replacement therapy approved by the FDA in two formulations to treat secondary hyperparathyroidism in patients with end-stage renal disease, or ESRD. Hectorol is a safe and effective therapy for reducing elevated levels of parathyroid hormone (PTH) in blood in the management of secondary hyperparathyroidism, a disease characterized by excessive secretion of PTH. Long-term hyperparathyroidism if left untreated can result in muscle weakness, bone loss and fractures. Virtually all ESRD patients suffer from secondary hyperparathyroidism. In June 1999, we obtained FDA approval for Hectorol Capsules, and in October 1999, we began selling this orally administered product in the United States. In April 2000, we obtained FDA approval for Hectorol Injection, and, in late August 2000, we began selling this intravenous product in the United States. We recently completed two Phase III trials for Hectorol Capsules to treat secondary hyperparathyroidism in pre-dialysis patients, and we plan to file with the FDA a supplemental New Drug Application for this indication by March 2001. In addition, we also are developing Hectorol and new vitamin D therapies to treat these and several other diseases.

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

Manufacturing

   We have no internal manufacturing capabilities. We have contracted and intend to contract with others to produce active pharmaceutical ingredients and for the subsequent manufacturing and packaging of finished drug products. We purchase the active ingredient Hectorol from an FDA-inspected and approved supplier. We believe this FDA-inspected and approved supplier and other suppliers can produce Hectorol in a quantity sufficient to support commercialization of our finished drug products. We use FDA-inspected manufacturers to produce, formulate and package Hectorol as finished drug products, including capsules suitable for oral delivery and solutions suitable for intravenous delivery.

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

   The sole manufacturer of Hectorol Injection has received, following a routine inspection of its manufacturing facility, a warning letter from the FDA identifying general deviations from the FDA's current Good Manufacturing Practices regarding manufacturing procedures, records and training. While most of the deviations were not specifically applicable to Hectorol Injection, any general deviation can affect the capabilities of the manufacturing site. The manufacturer has advised us that a response to the warning letter has been submitted and that they are working directly with the FDA to resolve the FDA's concerns, including those specifically related to Hectorol Injection. We believe that our manufacturer is adequately addressing the FDA's concerns relating to Hectorol Injection, although there can be no assurance that the FDA will find that our manufacturer's responses and proposed corrective actions are adequate or that the FDA will not take further action. If the FDA is not satisfied with our manufacturer's responses and proposed corrective action, the FDA could take regulatory actions against our manufacturer, including seizure of products, injunction against further manufacture, recall or other actions that could interrupt production of Hectorol Injection. Any such action would have a material adverse effect on us.

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

      Charles W. Bishop,
       Ph.D.               49 President, Chief Executive Officer and Director

      Robert A. Beckman    46 Director, Acting Vice President-Finance

      Dale W. Gutman       47 Vice President-Finance

      Paul V. Peterson     49 Vice President-Sales and Marketing

   Richard B. Mazess, Ph.D., our founder, has served as a director since 1984. Dr. Mazess served as President from our inception in 1984 through February 1996, and has served as our Chairman of the Board since February 1996. Dr. Mazess had been President and a director of Lunar Corporation prior to the sale of Lunar in August 2000. Lunar developed and sold x-ray and ultrasound bone densitometers for the diagnosis and monitoring of osteoporosis and other metabolic bone diseases. Dr. Mazess became Professor Emeritus of Medical Physics at the University of Wisconsin--Madison in 1985, and has been on the faculty of the Department of Medical Physics since 1968.

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

   We licensed our first product, Hectorol, in 1987 from the University of Wisconsin, a leading vitamin D research center. Hectorol, also known as doxercalciferol, is a vitamin D replacement therapy approved by the FDA in two formulations to treat secondary hyperparathyroidism in patients with end-stage renal disease or ESRD. Hectorol is a safe and effective therapy for reducing elevated levels of parathyroid hormone (PTH) in blood in the management of secondary hyperparathyroidism, a disease characterized by excessive secretion of PTH. Long-term hyperparathyroidism if left untreated can result in muscle weakness, bone loss and fractures. Virtually all ESRD patients suffer from secondary hyperparathyroidism. In June 1999, we obtained FDA approval for Hectorol Capsules, and in October 1999, we began selling this orally administered product in the United States. In April 2000, we obtained FDA approval for Hectorol Injection, and in late August 2000, we began selling this intravenous product in the United States. We recently completed two Phase III trials for Hectorol Capsules to treat secondary hyperparathyroidism in pre-dialysis patients, and we plan to file with the FDA a supplemental New Drug Application for this indication by March 2001. In addition, we also are developing Hectorol and new vitamin D therapies to treat these and several other diseases.

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

   On November 17, 2000, we entered into a line of credit agreement with Firstar Bank, Madison, Wisconsin. Under the terms of the agreement, we may borrow up to $6,000,000. Amounts outstanding under this facility will bear interest at prime (9.50% at June 30, 2000). In addition, we will pay a commitment fee of $500 per month. The line of credit matures in December 2002. Borrowings under this facility have been personally guaranteed by Richard B. Mazess, our Chairman and the owner of 27.2% of our common stock prior to the offering.

   Based upon our current plans, we believe that with the net proceeds of this offering, we will have sufficient funds to meet our operating expenses and capital requirements for at least the next two years. Thereafter, we may need to raise additional capital to fund our operations, however, we do not have any specific plans to raise additional capital. If we seek additional funds, equity offerings or other sources would be considered. There is no assurance that such additional funds will be available on acceptable terms, if at all. Should our plans not be consummated, we may have to seek alternative sources of capital, effect borrowings under our line of credit described above, or re-evaluate our operating plans.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         BONE CARE INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                          Page
                                                                          ----
Report of Independent Public Accountants.................................  22

Report of Independent Public Accountants.................................  23

Balance Sheets at June 30, 1999 and 2000.................................  24

Statements of Operations for the Years Ended June 30, 1998, 1999 and
 2000....................................................................  25

Statements of Shareholders' Equity for the Years Ended June 30, 1998,
 1999 and 2000...........................................................  26

Statements of Cash Flows for the Years Ended June 30, 1998, 1999 and
 2000....................................................................  27

Notes to the Financial Statements........................................  28

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

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
August 4, 2000 (except with
respect to the matter
discussed in Note 10, as to
which the date is November 17,
2000)

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

 Liquidity

   Bone Care has incurred losses since its inception and expects to incur substantial product launch and additional research and development costs prior to reaching profitability. Based upon its current plans, Bone Care believes it has sufficient funds and borrowing availability (see Note 10) to meet its operating expenses and capital requirements through the second quarter of fiscal year 2002. Thereafter, Bone Care will need to raise additional capital to fund its operations. Bone Care intends to seek such additional funding from equity offerings to existing shareholders or other third parties. There is no assurance that such additional funds will be available on acceptable terms, if at all. Should the plans contemplated by management not be consummated, Bone Care may have to seek alternative sources of capital, effect borrowings under its line of credit or reevaluate its operating plans.

 Revenue Recognition

   Bone Care began shipping Hectorol Capsules in October 1999. Because Hectorol is Bone Care's first product, Bone Care does not have historical data to estimate returns and exchanges in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." Revenues from shipments of Hectorol Capsules and the related costs are deferred at the time of shipment to wholesalers and are included in the Statement of Operations at the time the product is sold by these wholesalers to retail users of the product. For the year ended June 30, 2000, the total sales value of Hectorol Capsules shipped, net of $409,655 of returned product, was $348,282 having a net cost of $152,836. Revenues of $234,741 were recognized for the year ended June 30, 2000 having a cost of $102,834 based on the amount of capsules wholesalers have sold to retail users.


   Bone Care's June 30, 2000 balance sheet includes deferred income of $63,539 related to Hectorol Capsule sales not yet sold to retail users. Bone Care's standard sales terms do not allow customers to return products for refunds; however, products may be exchanged. As of June 30, 2000, Bone Care has accrued $409,655 as amounts due to customers for returned products. Bone Care continues to evaluate data related to sales exchanges, wholesaler inventories and retail sales. Bone Care believes it will have enough data to reasonably estimate future returns when retail customers have purchased from wholesalers a high percentage of Bone Care's initial shipments or when the product approaches its expiration date. Bone Care intends to recognize future revenues and related costs upon shipment of Hectorol Capsules once a reasonable estimate of future returns can be calculated.

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

 Inventory

   Inventory is stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventory consists of:

                                                                  June 30,
                                                             -------------------
                                                                1999      2000
                                                             ---------- --------
      Raw materials......................................... $  404,354 $209,979
      Work-in-process.......................................    714,908   22,178
      Finished goods........................................        --   407,114
                                                             ---------- --------
                                                             $1,119,262 $639,271
                                                             ========== ========

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

   Under the second option program, titled the Bone Care International, Inc. 1996 Stock Option Plan, a total of 1,000,000 shares of common stock were made available, of which 242,320 remain available for grant at June 30, 2000. Options granted under this program vest over periods ranging from nine months to five years. The options will expire 10 years from the granting date, or upon termination of employment.

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
                                                      ===========  ============

   The net change in the valuation allowance for the years ended June 30, 1999 and 2000 was an increase of $2,832,000 and $4,299,000, respectively. Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to the expiration of the related carryforward period. Management believes it is more likely than not that such deferred tax assets may expire unused and, accordingly, has established a valuation against them.

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

(10) Subsequent Event

   On November 17, 2000, Bone Care entered into a line of credit agreement with a bank. Under the terms of the agreement, Bone Care may borrow up to $6,000,000. Amounts outstanding under this facility will bear interest at prime (9.50% at June 30, 2000). In addition, Bone Care will pay a commitment fee of $500 per month. The line of credit matures in December 2002. Borrowings under this facility have been personally guaranteed by the Chairman, a significant shareholder of Bone Care.

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

   On February 14, 2000, we engaged Arthur Andersen LLP ("Arthur Andersen") as our independent accountants. The decision to engage Arthur Andersen LLP was made on the recommendation of the audit committee of our board of directors. During the two most recent fiscal years and interim periods subsequent to June 30, 1999 and prior to engaging Arthur Andersen, neither we nor anyone on our behalf consulted Arthur Andersen regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or, except as described below, any matter that was either the subject of a disagreement (as defined in Regulation S-K item 304(a)(i)(iv)) or a reportable event (as defined in Regulation S-K item 304(a)(i)(v)). Prior to January 27, 2000 when we dismissed KPMG as our independent accountants, we did not consult Arthur Andersen regarding any matter which was the subject of a disagreement between us and KPMG. On February 11, 2000, we began to consult Arthur Andersen concerning the appropriate reserve amount for returns of Hectorol, and Arthur Andersen assisted us in drafting a response filed February 15, 2000 with the SEC concerning our reserve policy. We did not consult KPMG concerning these matters following the dismissal of KPMG. We subsequently revised our revenue recognition policy to defer revenues and the related costs at the time of Hectorol shipments to wholesale distributors until the time the product is sold by these wholesalers to retail users of the product. We filed amendments and restated our Form 10-Q for the period ended December 31, 1999 on March 21, 2000 and April 5, 2000 to reflect this revision in our revenue recognition policy.

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

Date: November 20, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                   Date
             ---------                           -----                   ----



  /s/ Charles W. Bishop, Ph.D.       President, Chief Executive      November 20,
____________________________________ Officer and Director                2000
      Charles W. Bishop, Ph.D.       (Principal Executive
                                     Officer)



  /s/ Richard B. Mazess, Ph.D.       Chairman and Director           November 20,
____________________________________                                     2000
      Richard B. Mazess, Ph.D.



      /s/ Robert A. Beckman          Director and Acting Vice        November 20,
____________________________________ President--Finance                  2000
         Robert A. Beckman           (Principal Financial and
                                     Accounting Officer)

     /s/ Martin Barkin, M.D.         Director                        November 20,
____________________________________                                     2000
        Martin Barkin, M.D.


 /s/ Charles R. Klimkowski, CFA      Director                        November 20,
____________________________________                                     2000
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

     10.6    Stand-Alone Revolving Note dated November 17, 2000 between Bone
             Care and Firstar Bank, N.A.

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