Form 10-K405/A
period 2000-06-30
BONE CARE INTERNATIONAL INC
filed 2000-12-08
CIK 1009405

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

  . Third-Party Payors. Dialysis clinics who administer intravenous D-hormones seek reimbursement from third-party payors who generally are either insurance companies or governmental agencies, including Medicare and Medicaid. These payors set reimbursement levels for products and services which the clinics provide to dialysis patients. Payors, including the United States government, have increasingly focused on containing costs, which has impacted the reimbursement of various products and, in turn, affected clinical use of certain products. For example, some payors' proposed reduction in reimbursement levels for Calcijex (intravenous calcitriol) may drive dialysis clinics currently using Calcijex toward alternative D-hormone products with more favorable or certain reimbursement. We are positioning both Hectorol Capsules and Hectorol Injection as safe, effective and attractively priced products, and our strategy is to establish Hectorol products as preferred D-hormone therapies. Currently, oral D-hormone products are not reimbursed for use by hemodialysis patients. However, given payors' focus on cost containment, we believe that oral therapies represent an attractive, cost-effective alternative to more expensive intravenous therapies.

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

  . revenues from the launch of Hectorol Capsules and Hectorol Injection.

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

Date: December 8, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                   Date
             ---------                           -----                   ----



  /s/ Charles W. Bishop, Ph.D.       President, Chief Executive    December 8, 2000
____________________________________ Officer and Director
      Charles W. Bishop, Ph.D.       (Principal Executive
                                     Officer)



  /s/ Richard B. Mazess, Ph.D.       Chairman and Director         December 8, 2000
____________________________________
      Richard B. Mazess, Ph.D.



      /s/ Robert A. Beckman          Director and Acting Vice      December 8, 2000
____________________________________ President--Finance
         Robert A. Beckman           (Principal Financial and
                                     Accounting Officer)

     /s/ Martin Barkin, M.D.         Director                      December 8, 2000
____________________________________
        Martin Barkin, M.D.


 /s/ Charles R. Klimkowski, CFA      Director                      December 8, 2000
____________________________________
     Charles R. Klimkowski, CFA

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

     10.6+   Stand-Alone Revolving Note dated November 17, 2000 between Bone
             Care and Firstar Bank, N.A.

     23.1    Consent of KPMG LLP

     23.2    Consent of Arthur Andersen LLP

     27      Financial Data Schedule

--------
(1) Incorporated by reference to exhibits filed with Registrant's Form 10 Registration Statement (Registration Number 02-27854) filed under the Securities Exchange Act of 1934. Parenthetical references to exhibit numbers are to the exhibit numbers in the Form 10 or, if applicable, the amendment to the Form 10.
(2) Incorporated by reference to exhibits filed with the Registrant's Form S-1 Registration Statement (Registration Number 333-43923) filed under the Securities Act of 1933. Parenthetical reference to exhibit numbers are to exhibit numbers in the Form S-1.
(3) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (File No. 0-27854). Parenthetical references to exhibit numbers are to the exhibit numbers in the Form 10-Q.
(4) Incorporated by reference to exhibits filed with the Registrant's Form S-1/A Registration Statement (Registration Number 333-43923) filed under the Securities Act of 1933. Parenthetical reference to exhibit numbers are to exhibit numbers in the Form S-1/A.
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
+  Previously filed.