Form 10-K405
period 2001-06-30
BONE CARE INTERNATIONAL INC
filed 2001-09-28
CIK 1009405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27854

                          BONE CARE INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Wisconsin                                             39-1527471
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

        1600 Aspen Commons                                         53711
        Middleton, Wisconsin                                     (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (608) 662-7800

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of August 31, 2001, there were issued and outstanding 13,918,085 shares of Common Stock. The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $215,057,320 as of August 31, 2001, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates". This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Bone Care International, Inc. Proxy Statement for its 2001 Shareholders Meeting to be held on November 15, 2001 (Part III).

                          BONE CARE INTERNATIONAL, INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 2001


                                                                                                              PAGE
                                                                                                              ----
PART I

Item 1       Business...................................................................................        4

Item 2       Properties.................................................................................       20

Item 3       Legal Proceedings..........................................................................       20

Item 4       Submission of Matters to a Vote of Security Holders........................................       20

PART II

Item 5       Market for Registrant's Common Equity and Related Stockholder Matters......................       22

Item 6       Selected Financial Data....................................................................       23

Item 7       Management's Discussion and Analysis of Financial Condition and Results of Operations......       24

Item 7A      Quantitative and Qualitative Disclosures about Market Risk.................................       28

Item 8       Financial Statements and Supplementary Data................................................       29

Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......       43

PART III

Item 10      Directors and Executive Officers of the Registrant.........................................       43

Item 11      Executive Compensation.....................................................................       43

Item 12      Security Ownership of Certain Beneficial Owners and Management.............................       43

Item 13      Certain Relationships and Related Transactions.............................................       44

PART IV

Item 14      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................       44

Signatures. ............................................................................................       45

Index to Exhibits.......................................................................................       46


     In this Annual Report on Form 10-K, "Bone Care," "we," "us" and "our" refer to Bone Care International, Inc., unless the context suggests otherwise.

     Bone Care(R) and Hectorol(R) are registered trademarks of Bone Care International, Inc. in the United States. A community trademark application for Hectorol is pending in the European Community Trademark Office, Japan, and selected other countries. Hectorol is the brand name for the active drug substance of our first product, doxercalciferol. This filing also includes trademarks of other companies.

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Bone Care, including, among other things:

     - general economic and business conditions, both nationally and in our markets;

     - our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

     - anticipated trends in our business;

     - existing and future regulations affecting our business;

     - our early stage of development;

     - the uncertainty of our future profitability;

     - our ability to satisfy the FDA's conditions for marketing approval for Hectorol;

     - our ability to commercialize Hectorol; and

     - other risk factors set forth under "Risk Factors" in this Annual Report.

     In addition, in this Annual Report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to Bone Care, our business or our management, are intended to identify forward-looking statements.

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

ITEM 1.   BUSINESS

OVERVIEW

     Bone Care is a pharmaceutical company engaged in discovering, developing and commercializing improved vitamin D-hormone therapies to treat secondary hyperparathyroidism in patients with kidney (or renal) disease, osteoporosis and other diseases including psoriasis and cancers of the prostate, breast and colon. We were founded in 1984 as a subsidiary of Lunar Corporation, located in Madison, Wisconsin, and we were spun off from Lunar in 1996.

     We licensed our first product, doxercalciferol or Hectorol as it is known commercially, in 1987 from the University of Wisconsin, a leading vitamin D research center. Hectorol, also known as doxercalciferol, is a vitamin D replacement therapy approved by the FDA in two formulations to treat secondary hyperparathyroidism in patients with end-stage renal disease, or ESRD. Hectorol is a safe and effective therapy for reducing elevated levels of parathyroid hormone (PTH) in blood in the management of secondary hyperparathyroidism, a disease characterized by excessive secretion of PTH. Hyperparathyroidism, if left untreated, can eventually result in muscle weakness, bone loss and fractures. Virtually all ESRD patients suffer from secondary hyperparathyroidism. We obtained FDA approval for Hectorol Capsules in June 1999, and we began selling this orally administered product in the United States in October 1999. We obtained FDA approval for Hectorol Injection in April 2000, and we began selling this intravenous product in the United States in August 2000. We have completed two Phase III trials for Hectorol Capsules to treat secondary hyperparathyroidism in pre-dialysis patients, and we plan to file with the FDA a supplemental New Drug Application for this indication by December 2001. In addition, we also are developing doxercalciferol and other vitamin D-hormones to treat several other diseases.


BACKGROUND

     D-hormones are produced in the body from vitamin D that is either ingested or generated in the skin from sunlight exposure. D-hormones have essential roles in human health; they regulate (1) parathyroid hormone (PTH) secretion by the parathyroid glands, (2) the absorption of calcium by the small intestine, (3) muscle function, and (4) the proliferation and maturation of several types of normal and abnormal cells. D-hormone deficiency occurs when the kidneys are unable to produce D-hormones. Without sufficient D-hormone levels, PTH secretion is increased and calcium absorption in the small intestine is reduced, leading to bone disease.

     Hyperparathyroidism is a disease characterized by excessive secretion of PTH by the parathyroid glands. The medical community classifies hyperparathyroidism as either "primary" or "secondary," depending on the underlying cause. Primary hyperparathyroidism is less common and is caused by a disorder in one or more of the parathyroid glands, usually a tumor. Surgical removal of the affected parathyroid glands is the only effective treatment. Secondary hyperparathyroidism is the more common type of hyperparathyroidism and is caused by diseases unrelated to the parathyroid glands. It is seen in varying severity in virtually all ESRD patients, in whom normal kidney function is lost and dialysis is required for survival. Secondary hyperparathyroidism in renal disease continues and worsens unless treated with D-hormone therapy.

     D-hormone replacement therapy is used in many countries as a treatment for pre-dialysis and dialysis patients with secondary hyperparathyroidism. The goals of D-hormone therapy are to decrease blood PTH levels and to normalize blood calcium, thereby treating or preventing bone disease, and other adverse effects of elevated PTH. Currently, there are three primary competitive D-hormone products being marketed for secondary hyperparathyroidism: calcitriol, paricalcitol and alfacalcidol. The challenge in administering therapies is to deliver a sufficiently high dose to be effective without causing toxic side effects, including:

     - Excessive calcium in the blood, which increases the risk that calcium-rich deposits will develop in soft tissues, such as in the heart and arteries causing cardiac arrest, or in the kidneys accelerating kidney failure in pre-dialysis patients.

     - Excessive phosphorus in the blood, which stimulates secretion of PTH by the parathyroid glands and exacerbates secondary hyperparathyroidism.

     - Excessive calcium in the urine, which increases the risk that calcium-rich deposits will develop in the kidneys and accelerate kidney failure in pre-dialysis patients.

Due to the risks of these side effects, competitive D-hormones are customarily administered at low dosages which are at times ineffective. Starting dosages are increased cautiously, if at all, to minimize the chance of these toxic side effects, rather than to optimize therapeutic response.

     United States physicians and dialysis providers favor intravenous products because of several factors: (1) a healthcare professional can assure drug administration at the time of dialysis; (2) repeated oral delivery of active D-hormones promotes their breakdown in the intestine, thereby reducing the amount delivered to the parathyroid glands; and (3) Medicare reimbursement is only available for intravenous products. However, intravenous delivery of competitive D-hormones initially causes abnormally high levels of D-hormones in the blood followed by abnormally low levels as these D-hormones are eliminated from the body. Blood levels also rapidly drop to abnormally low levels after oral delivery of competing D-hormone products. This is in contrast to the relatively constant blood levels of D-hormones which are maintained in individuals with normal kidney function without side effects, yielding consistent efficient regulation of PTH secretion.


THE BONE CARE SOLUTION

     We have two FDA approved products to treat secondary hyperparathyroidism in ESRD patients: Hectorol Injection and Hectorol Capsules. We are in the process of developing Hectorol and other products for additional applications. Hectorol offers:

     - Safe and Effective Treatment. Data obtained from our clinical trials have demonstrated that Hectorol is a safe and effective therapy for treating secondary hyperparathyroidism in ESRD patients. In these trials, Hectorol reduced blood levels of PTH in more than 90% of the treated patients with minimal side effects. Based on these and other trials, we believe that Hectorol compares favorably to competitive D-hormone products, including calcitriol, paricalcitol and alfacalcidol; however, we have not performed comparative trials to demonstrate these conclusions.

     - Oral Delivery that Expands Market Opportunities. Hectorol Capsules provide a safe, convenient and effective orally delivered therapy that we believe could be applied to address larger therapeutic markets than ESRD if the FDA approved these additional indications. Intravenous D-hormone products are used only in hemodialysis patients under medical supervision. Competitive intravenous D-hormones are not well suited for oral delivery because they are fully active on delivery, which can cause certain cells lining the small intestine to absorb too much calcium and phosphorus, leading to side effects. Hectorol, on the other hand, is an inactive pro-hormone that, after oral delivery, is not recognized by these intestinal cells. Therefore, Hectorol does not over-stimulate absorption of calcium and phosphorus during absorption by the intestine.

     - A Pro-Hormone that Provides Consistent Levels of Natural D-Hormones. Hectorol is a pro-hormone, an inactive chemical substance that is slowly metabolized by the liver into two active and naturally occurring D-hormones. Activated Hectorol is released into the bloodstream at a rate which closely mimics the steady production and release of these same D-hormones by normal kidneys. Normal blood levels of D-hormones allow efficient regulation of PTH secretion by the parathyroid glands with few side effects.

     - A Potentially Wider Therapeutic Window. We believe that there is indirect evidence that Hectorol has a wider range, or therapeutic window, between a minimum effective dose and a dose with significant side effects than competitive D-hormone therapies. There are currently no direct comparisons of Hectorol to competitive D-hormone therapies in ESRD patients, and we have not conducted these studies in any human subjects. Animal studies, however, have demonstrated that Hectorol has fewer side effects than calcitriol or alfacalcidol when delivered at doses of equivalent potency. A wider therapeutic window would facilitate improved individualized patient therapy and reduce episodes of temporary drug withdrawal, thereby improving long-term patient outcome and increasing the ease of patient management and monitoring.


OUR STRATEGY

     Our strategy is to develop new D-hormone products and commercialize our two newly approved products, Hectorol Injection and Hectorol Capsules, by:

     - Expanding Our Sales and Marketing Infrastructure. We will continue to develop our internal sales and marketing capabilities to address the over $500 million D-hormone market in the United States for ESRD patients and for related markets that could be effectively addressed with a small, highly targeted sales and marketing effort. We will seek to establish mutually beneficial alliances or marketing agreements with partners who can rapidly penetrate geographic markets and therapeutic areas where we have no current or planned sales presence.

     - Competitively Pricing Hectorol. Hectorol Injection is priced in the United States at a modest premium to the older D-hormone, calcitriol, but below the more recently launched D-hormone, paricalcitol. We believe Hectorol's competitive pricing will create interest by third-party payors and facilitate its acceptance in the United States market. Hectorol Capsules also represent an attractive cost-effective alternative to intravenous D-hormone therapies. While oral D-hormone therapies are not reimbursed by Medicare, they are favored outside of the United States. We are the only United States company with both oral and intravenous D-hormone products, and we believe we are well positioned to take advantage of changes in preference for the method of delivery.

     - Expanding the Approved Indications for Hectorol. We plan to seek FDA approval to market Hectorol for secondary hyperparathyroidism in pre-dialysis and elderly osteoporosis patients, as well as for psoriasis and cancers of the prostate, breast and colon. We have completed two Phase III trials with pre-dialysis patients and are planning a Phase II trial in elderly osteoporosis patients suffering from secondary hyperparathyroidism. We currently are conducting Phase II trials in prostate cancer patients, and we are planning Phase II trials in psoriasis patients.

     - Developing Additional Product Offerings. We will continue to use our significant research, clinical and regulatory expertise to identify and develop, internally or through licensing from third parties, new D-hormones with improved efficacy and safety for targeted diseases.


OUR PRODUCTS

     We are discovering, developing and commercializing improved vitamin D-hormone therapies to treat a variety of diseases where current treatments are either unavailable or inadequate. Our products have not been compared with competitive D-hormone therapies in clinical studies, but comparative studies in several animal species have demonstrated that our products have a wider range, or therapeutic window, between a minimum effective dose and a dose with significant side effects. These studies compared our products, Hectorol and/or LR-103, to calcitriol and/or alfacalcidol and showed that our products are 3- to 30-times less toxic when administered at doses with equivalent potency. We monitored for the same side effects as those affecting pre-dialysis or ESRD patients receiving D-hormone therapy, including hypercalcemia, hyperphosphatemia and hypercalciuria. Additional animal studies have shown that, unlike Hectorol and LR-103, competitive D-hormone therapies cause significant calcium deposits in the kidneys when delivered in doses equivalent to those used to treat patients. We cannot, however, be certain that additional clinical studies will support our conclusion that Hectorol has a wider therapeutic window than other D-hormone therapies.


   HECTOROL INJECTION

     We developed Hectorol Injection for use in the approximately 250,000 ESRD patients in the United States who undergo hemodialysis three times per week. Our FDA submission included data from two Phase III trials which included a total of 70 patients and consisted of an eight-week monitoring period in which no D-hormone therapies were given, followed by a 12-week period in which patients received open-label treatment with Hectorol Injection at hemodialysis. The study endpoint for effectiveness was the observed reduction in blood PTH levels, and the endpoints for safety were the observed rates of hypercalcemia and hyperphosphatemia. In both trials, after 12 weeks of open-label treatment, blood PTH levels were reduced 40 to 50%. These reductions were statistically significant (p<0.01). In both studies, blood PTH reached a predetermined optimal range in more than 70% of treated patients. Hectorol Injection normalized blood calcium but also caused infrequent episodes of hypercalcemia and hyperphosphatemia. We obtained FDA approval for Hectorol Injection in April 2000, and we began selling the product in August 2000. The approval was accompanied by a Phase IV commitment to complete a post-approval Phase IV trial in pediatric patients with ESRD by August 2002. If we fail to satisfy this commitment in a timely manner, the FDA could withdraw its existing approval.


   HECTOROL CAPSULES

     Hectorol Capsules are approved for use in the approximately 284,000 ESRD patients in the United States. In addition, we have completed clinical trials of Hectorol Capsules to gain FDA approval for use in pre-dialysis patients, which is a larger disease population. The FDA approved Hectorol Capsules in June 1999 based on the results of two Phase III trials involving a total of 211 subjects. Each trial consisted of an eight-week monitoring period in which no D-hormone therapies were given, followed by a 16-week period in which patients received open-label treatment with Hectorol Capsules at hemodialysis, and an eight-week period in which patients received, in a double-blinded randomized fashion, continuing treatment with either Hectorol Capsules or a matching placebo. The study endpoint for effectiveness was the observed reduction in blood PTH levels, and the endpoints for safety were the observed rates of hypercalcemia and hyperphosphatemia. In both trials, after 16 weeks of open-label treatment, blood PTH levels were reduced more than 50%. These reductions were statistically significant (p<0.01). In addition, blood PTH reached a pre-determined optimal range in 83% of the treated patients. At the end of the eight additional weeks of blinded treatment, mean blood PTH levels in patients receiving Hectorol Capsules remained approximately 50% below those receiving a matching placebo. Differences in mean blood PTH levels between patients receiving Hectorol Capsules and those receiving placebo treatments were clinically and statistically significant. Hectorol Capsules normalized blood calcium levels but caused infrequent episodes of hypercalcemia and hyperphosphatemia.

     Roche Pharmaceuticals announced in August 2001 that its competitive oral product, Rocaltrol, was temporarily not available in the United States. Rocaltrol has annual sales of approximately $34 million in the United States, of which approximately $24 million is from a 0.25 microgram dosage and $10 million is from a 0.5 microgram dosage. Roche Pharmaceuticals projected the 0.5 microgram dosage will be available by September, and that the 0.25 microgram dosage will not be available until October or November. Since Rocaltrol is approved in the United States for the treatment of elevated PTH in both ESRD and predialysis patients, and Hectorol is not yet approved for the treatment of predialysis patients, not all of this market is available to Bone Care. The unavailability of Rocaltrol has led to increased sales of Hectorol Capsules.

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

          Evidence from published clinical research suggests that early intervention with D-hormone replacement therapy can slow the progression of secondary hyperparathyroidism in pre-dialysis patients. Rocaltrol is approved in the United States, and we believe oral alfacalcidol is used in certain foreign markets to treat pre-dialysis patients. As with their use in dialysis patients, however, these competitive oral products can cause toxic side effects at the doses required for effective treatment and can hasten the onset of dialysis.

          We have completed two randomized, double-blind, placebo-controlled Phase III trials for Hectorol Capsules to treat secondary hyperparathyroidism in pre-dialysis patients. The trials consisted of an eight-week monitoring period in which no D-hormone therapies were given, followed by a 24-week period in which patients were treated with either Hectorol Capsules or a matching placebo. The study endpoint for effectiveness was the observed reduction in blood PTH levels, and the endpoints for safety were the observed rates of hypercalcemia, hyperphosphatemia and hypercalciuria, and significant decreases in kidney function. In both studies, Hectorol significantly reduced blood PTH levels relative to a matching placebo without significant side effects. We intend to use the results from these two trials as the basis for filing a supplemental New Drug Application with the FDA by December 2001, requesting approval to market Hectorol Capsules for secondary hyperparathyroidism in pre-dialysis patients.

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

          There are currently no FDA-approved D-hormone therapies to treat patients in the United States with osteoporosis; however, D-hormone therapies are approved in Europe, Asia, Australia and other markets. Controlled clinical trials conducted in these markets using oral calcitriol or oral alfacalcidol demonstrated increased or stabilized bone mass and reduced rates of fractures. However, other trials conducted in the United States have produced mixed results, possibly due to the use of inconsistent doses. Higher doses of oral calcitriol produced increases in spinal and total body bone mass, whereas lower doses showed little effect. Lower doses were used in several trials due to the unacceptable frequency of hypercalcemia and hypercalciuria. These results suggest that D-hormone therapies with improved safety profiles may enable more consistent delivery of higher doses for improved therapeutic effects in elderly osteoporosis patients with secondary hyperparathyroidism.

          We completed a Phase II trial in 1992 in the United States to evaluate Hectorol Capsules to treat postmenopausal osteoporosis. We and our corporate collaborators concluded that the data from the trial did not provide a sufficient basis for initiating pivotal Phase III trials with Hectorol Capsules to treat postmenopausal osteoporosis. Based on published reports that D-hormones have efficacy in patients with secondary hyperparathyroidism, we plan to initiate an additional Phase II trial of Hectorol Capsules in elderly osteoporosis patients to treat secondary hyperparathyroidism. We plan to conduct a six-month proof of principle study beginning in late 2001, and if successful, we will present the design of a potential Phase III trial to the FDA. We would initiate the Phase III trial in 2002 if a satisfactory design can be agreed upon with the FDA.

   HYPERPROLIFERATIVE DISEASES

     In addition to having a role in parathyroid function and calcium and phosphorus metabolism, D-hormones have an important role in controlling the development of skin, prostate, breast and colon cells. We are investigating the use of Hectorol Capsules and other improved D-hormone therapies to treat cell growth diseases, or hyperproliferative diseases, involving these cells, including psoriasis and prostate, breast and colon cancers. Our preliminary studies, as well as research conducted by others, suggest that these cells show substantially reduced growth rates when exposed to D-hormones and D-hormone analogs.

          PSORIASIS. We are developing Hectorol in a delayed, sustained-release formulation as an oral D-hormone therapy for psoriasis, a chronic disease that most often affects the skin. Psoriatic lesions are characterized by an abnormal thickening or growth of the skin, usually on the scalp, elbows, knees and shins. Microscopic examination of these lesions reveals an increased rate of skin cell division, together with a decrease in the time required for these cells to migrate to the skin surface, resulting in thickening or growth of the skin.

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

          Controlled clinical studies have demonstrated that orally administered D-hormones can cause significant improvement in psoriatic lesions reducing, in particular, skin redness, scaling and thickness. In many patients, complete clearing of psoriatic lesions is observed during the course of D-hormone treatment. We plan to initiate a Phase II trial in 2001 to determine the effectiveness of orally delivered Hectorol as a treatment for psoriasis.

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

          Prostate cancer has become the most commonly diagnosed tumor in American men. The American Cancer Society (ACS) estimates that in the year 2001, 198,100 men will be diagnosed with, and 31,500 men will die from, prostate cancer. Breast cancer is the second leading cause of death among women in the United States. According to ACS estimates, in the year 2001, 192,200 women will be diagnosed with, and 40,600 women will die from, breast cancer. Colon cancer is the third most common cancer in American men and women. The ACS estimates that in the year 2001, 98,200 men and women will be diagnosed with, and 48,100 people will die from, colon cancer. The major known risk factors for prostate cancer, namely old age, race and residence at northern latitudes, are all associated with low blood levels of vitamin D, the natural precursor for D-hormones. Incidence rates for breast and colon cancers also correlate with residence in northern latitudes. Mortality rates for these three cancers increase as exposure to ultraviolet radiation, the principal source of vitamin D in the human body, decreases.

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

     We have since synthesized LR-103 and closely related analogs and have studied their pharmacological properties in biological models in collaboration with the USDA. LR-103 is as potent as Hectorol, calcitriol and alfacalcidol, but is 30 times less likely than calcitriol and alfacalcidol to cause toxic side effects. In addition, we have observed that LR-103 inhibits growth of skin cells as well as breast and colon cancer cells. Most importantly, LR-103 is readily absorbed after oral delivery and circulates through the bloodstream to tissues which respond to D-hormones. LR-103 currently is in the late stages of pre-clinical research, and we plan to begin Phase I clinical studies with LR-103 in calendar 2002.

     BCI-202 is a novel pro-hormone that is metabolized to LR-103. This promising pharmaceutical candidate is in an early stage of pre-clinical development. We cannot be certain that future studies will yield safe and effective results that warrant continued development.

SALES AND MARKETING

     We commercially introduced Hectorol Capsules in October 1999 and Hectorol Injection in August 2000. Both products are currently marketed for ESRD patients in the United States by our direct sales force. We believe that the ESRD market in the United States is well defined and, therefore, is suitable for a highly focused, direct sales and marketing effort. In addition, we believe that our pricing strategy balances the physicians' focus on patient care with dialysis clinics' desire for greater profit and third-party payors' desire to control treatment costs.

     We are directing our marketing efforts to the following key decision makers:

     - Nephrologists. The nephrologist is the physician responsible for the care of patients diagnosed with early and end-stage renal disease. This care includes delivering D-hormone replacement therapy, which may be administered based on protocols developed in conjunction with the dialysis clinics. We estimate that in the United States there are approximately 5,100 nephrologists caring for 284,000 dialysis patients and over 600,000 pre-dialysis patients.

     - Dialysis Clinics. The nephrologist is generally associated with a clinic that performs dialysis procedures. In the United States, a limited number of large corporations control the majority of these clinics with the largest eight corporations controlling more than 66% of in-center dialysis facilities and the largest three controlling over 50% of all in-center dialysis facilities. Generally these clinics bill for services provided to ESRD patients, including D-hormone therapy. These clinics work with the nephrologist to maximize both the quality of patient care and profits.

     - Third-Party Payors. Dialysis clinics who administer intravenous D-hormones seek reimbursement from third-party payors who generally are either insurance companies or governmental agencies, including Medicare and Medicaid. These payors set reimbursement levels for products and services which the clinics provide to dialysis patients. Payors, including the United States government, have increasingly focused on containing costs, which has impacted the reimbursement of various products and, in turn, affected clinical use of certain products. We are positioning both Hectorol Capsules and Hectorol Injection as safe, effective and attractively priced products, and our strategy is to establish Hectorol products as preferred D-hormone therapies. Currently, oral D-hormone products are not reimbursed for use by hemodialysis patients. However, given payors' focus on cost containment, we believe that oral therapies represent an attractive, cost-effective alternative to more expensive intravenous therapies.

     During the last six months, we increased our headcount of direct sales and clinical support specialists. As of September 2001, the sales and marketing department consisted of 44 people, including a Vice President - Sales and Marketing, a Marketing Director, 30 direct sales people and 6 clinical support specialists. We intend to allocate significantly greater resources to our sales and marketing organization to support the commercialization of Hectorol. We intend to expand our direct sales force to 44 people by December 2001 and to hire 6 additional clinical support specialists. Additionally, we will seek to establish mutually beneficial alliances or marketing agreements with partners who can access geographic markets and therapeutic areas where we have no current or planned sales presence.

     Hectorol is distributed to patients and dialysis centers through both direct and traditional wholesale and retail channels. We have contracted for selected administrative and distribution services from a third-party company having a proven record of providing services to wholesale and retail customers in the continental United States, Hawaii and Puerto Rico.


COMPETITION

     We operate in a field in which new discoveries occur at a rapid pace. Competitors may succeed in developing technologies or products that are more effective than ours or in obtaining regulatory approvals for their drugs more rapidly than us, which could render our products obsolete or noncompetitive. Competition is intense and is expected to continue to increase. Many competitors, including biotechnology and pharmaceutical companies, are actively engaged in the research and development of products in similar areas, including the fields of hyperparathyroidism, osteoporosis, and prostate, breast and colon cancer.

     A number of pharmaceutical and biotechnology companies are developing new products for the treatment of the same diseases we have targeted. Abbott Laboratories, Inc., markets intravenous calcitriol (Calcijex) and intravenous paricalcitol (Zemplar). These drugs are approved to manage secondary hyperparathyroidism in ESRD patients in the United States and in European countries. Roche Pharmaceuticals markets oral calcitriol (Rocalctrol) in the United States to manage secondary hyperparathyroidism in ESRD and pre-dialysis patients. A number of companies, including Leo Pharmaceutical Products A/S, TEVA Pharmaceuticals and Chugai Pharmaceutical Company Co., Ltd., market oral or intravenous alfacalcidol, a synthetic analog of calcitriol, in Europe and Asia under various trade names for both secondary hyperparathyroidism and osteoporosis. Other companies, including Amgen, Inc., and NPS Pharmaceuticals, Inc., also are developing new therapies to manage secondary hyperparathyroidism in ESRD patients in the United States and foreign markets. Several companies, including Leo Pharmaceutical Products A/S, ILEX Oncology, Inc., and Chugai Pharmaceutical Co. LTD, are developing D-hormone therapies to treat cancers. Leo Pharmaceutical Products A/S, Bristol-Myers Squibb Company and other companies are marketing a topical D-hormone (Dovonex) in major markets of the world to treat psoriasis. Teijin Limited is marketing topical tacalcitol to treat psoriasis outside the United States.


INTELLECTUAL PROPERTY

     Our success will depend in part on our ability to develop patentable products and technologies and obtain patent protection for our products and technologies both in the United States and other countries. We currently have over 60 issued patents and over 100 pending applications worldwide. We have several United States patents covering the use of Hectorol for the prevention and treatment of secondary hyperparathyroidism and metabolic bone disease, including renal osteodystrophy. Patents covering secondary hyperparathyroidism begin to expire in 2010. Patents covering metabolic bone disease begin to expire in 2009.

     A corresponding patent for the use of Hectorol to prevent and manage secondary hyperparathyroidism in kidney dialysis patients has been allowed by the European patent office and is pending in the Japanese patent office. If issued, both patents would expire in 2016. A corresponding patent for the use of Hectorol to prevent and treat metabolic bone disease has been issued by the European Patent Office and expires in 2009. Patent applications for similar coverage are pending in other countries.

     We also own United States patents for the use of Hectorol for treating prostate cancer that expire in 2013. We have filed counterpart patent applications in Europe and other geographic markets, including Japan, that expire in 2017. We own United States patents for delayed sustained release formulations of Hectorol as a treatment for psoriasis. Foreign counterpart applications are also pending in Europe, Japan and other major markets. The psoriasis-related patents expire in 2013.

     The issued composition-of-matter patent covering Hectorol has expired. Our issued patents and pending patent applications relating to Hectorol are method-of-use patents. A method-of-use patent encompasses the use of a compound or composition to treat a specified condition but does not encompass the compound itself, the active ingredient used in the composition or composition itself, or the method of making the composition or the compound used in the composition. Method-of-use patents provide less protection than composition-of-matter patents because of the possibility of off-label or authorized uses if other companies market or make the compound for other uses.

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

     We have granted Draxis Health Inc. a license to use and sell Hectorol in Canada for secondary hyperparathyroidism, osteoporosis and other metabolic bone diseases. We also have granted Draxis a license in Canada to all know-how developed by or on behalf of us relating to the use of Hectorol for those indications. Draxis entered into the license agreement in 1990 and paid Bone Care $100,000 for the rights to treat secondary hyperparathyroidism and metabolic bone disease with Hectorol in Canada. The agreement does not include royalty payments and expires upon the expiration date of the last to expire of the Canadian patents. Draxis received marketing approval for Hectorol Capsules in Canada in May 2001, and plans to launch the product in January 2002.

     We own issued patents and have pending patent applications in the United States and other countries relating to other D-hormones. Our patents and pending applications include claims to compounds, compositions, methods of synthesizing the compounds and compositions, methods of use and methods of delivery of active D-hormone and D-hormone analogs.

     We and the USDA jointly own rights to LR-103 under issued patents and pending patent applications. The USDA has granted to us an exclusive worldwide license to make, use and sell products covered under their rights. The original agreement with the USDA called for us to commercialize LR-103 by April 7, 2002, or the USDA may modify or terminate the license. We believe the USDA will extend that date to allow for later commercialization. In any circumstance, however, we would retain marketing rights under these patents. The USDA license terminates upon the expiration of the last licensed patent.

     In addition to patent protection, we also rely on proprietary information and trade secrets. We require our employees, consultants and advisors to execute confidentiality agreements upon commencement of an employment or a consulting relationship with us.


MANUFACTURING

     We have no internal manufacturing capabilities. We have contracted and intend to contract with others to produce active pharmaceutical ingredients and for the subsequent manufacturing and packaging of finished drug products. We previously purchased the active pharmaceutical ingredient in Hectorol from a single supplier that is no longer able to supply it to us. We are currently in the process of obtaining regulatory approval for two alternative suppliers, the first of which we expect to be approved for commercial production by October 2001. In addition, Bone Care utilizes one supplier to formulate ampules, one supplier to formulate capsules and another supplier to package Hectorol. However, management believes that other suppliers, formulators and vendors are available and could provide these goods and services to Bone Care on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

     All of our suppliers have FDA-inspected facilities that operate under current Good Manufacturing Practices regulations established by the FDA. These regulations govern all stages of the drug manufacturing process and are intended to assure that drugs produced will have the identity, strength, quality and purity represented in their labeling for all intended uses. If we were to establish our own manufacturing facility, we would need additional funds and would have to hire and train additional personnel and comply with the extensive regulations applicable to the facility. We believe our relationships with our suppliers are good.

     The sole manufacturer of Hectorol Injection received, following a routine inspection of its manufacturing facility, a warning letter from the FDA in September 2000 identifying general deviations from the FDA's current Good Manufacturing Practices regarding manufacturing procedures, records and training. While most of the deviations were not specifically applicable to Hectorol Injection, any general deviation can affect the capabilities of the manufacturing site. The manufacturer has advised us that a response to the warning letter has been submitted and that they are working directly with the FDA to resolve the FDA's concerns, including those specifically related to Hectorol Injection. We believe that our manufacturer is adequately addressing the FDA's concerns relating to Hectorol Injection, although there can be no assurance that the FDA will find that our manufacturer's responses and proposed corrective actions are adequate or that the FDA will not take further action. If the FDA is not satisfied with our manufacturer's responses and proposed corrective action, the FDA could take regulatory actions against our manufacturer, including seizure of products, injunction against further manufacture, recall or other actions that could interrupt production of Hectorol Injection. Any such action would have a material adverse effect on us.


GOVERNMENT REGULATION

     Pharmaceutical products are subject to extensive regulation under the Federal Food, Drug and Cosmetic Act by the FDA in the United States and similar health authorities in foreign countries. This rigorous regulation governs, among other things, testing for safety and effectiveness, manufacturing, labeling, storage, recordkeeping, import, export, advertising, marketing and distribution of pharmaceutical products. Any new drug candidate must undergo lengthy, rigorous and costly pre-clinical testing, clinical trials and other procedures mandated by the FDA and foreign regulatory authorities prior to approval for sale.

     Before testing agents with potential therapeutic value in healthy human test subjects, stringent government requirements for pre-clinical data must be satisfied. The data, obtained from studies in several animal species, as well as from laboratory studies, are submitted in an investigational New Drug Application to the FDA or its equivalent in countries outside the United States where clinical studies are to be conducted. Pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

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

     Before our products can be marketed outside of the United States, they are subject to regulatory approval similar to FDA requirements in the United States, although the requirements governing the conduct of clinical trials and other premarket approval requirements vary widely from country to country, and the time spent in gaining approval varies from that required for FDA approval. FDA approval does not assure approval by other regulatory authorities, and we cannot predict whether foreign regulatory approvals will be granted. In some countries, the sales price of a drug product must also be approved. The pricing review period often begins after market approval is granted. Even if a foreign regulatory authority approves any of our products, we cannot predict whether satisfactory prices for our products will be approved.

     We must also comply with numerous federal, state and local laws, regulations and recommendations relating to safe working conditions, current Good Laboratory Practices, current Good Manufacturing Practices and the experimental use of animals. We cannot predict the extent of governmental regulation or the impact of new governmental regulations which might have an adverse effect on the discovery, development, production and marketing of our products and require us to incur significant costs to comply with the regulations.

     Our research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our financial resources. We believe we comply in all material respects with applicable environmental laws and regulations.

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


EMPLOYEES

     As of September 25, 2001, we had 86 full-time employees, including 19 in research and development, 10 in compliance, quality and regulatory affairs, 44 in sales and marketing and 13 in administration. Six of our employees have Ph.D. degrees. None of our employees are represented by a union, and we consider our employee relations to be good.

RISK FACTORS

          Investors and prospective investors in Bone Care should consider carefully the risks described below, in addition to other information in this filing. Each of these risk factors could adversely affect Bone Care's business, financial condition and results of operations as well as adversely affect the value of an investment in our common stock.

          RISKS RELATED TO OUR BUSINESS

          OUR BUSINESS IS AT AN EARLY STAGE OF DEVELOPMENT AND WE DO NOT HAVE A SIGNIFICANT HISTORY FOR YOU TO EVALUATE US ON.

          Our business is at an early stage of development and we currently do not have significant revenues or positive cash flow. We face many obstacles before we can generate enough revenue to achieve positive cash flow and finance our operations. In June 1999, we received FDA approval to market Hectorol Capsules in the United States to manage secondary hyperparathyroidism in kidney dialysis patients and began selling Hectorol Capsules in October 1999. In April 2000, we received FDA approval to market Hectorol Injection to manage secondary hyperparathyroidism in dialysis patients and began selling Hectorol Injection in the United States in August 2000. We do not have FDA approval to market Hectorol for other indications or to market any other products. All of our other product candidates require extensive research and development and clinical testing before we can submit a New Drug Application to the FDA.

          WE HAVE A HISTORY OF LOSSES AND EXPECT OUR LOSSES TO CONTINUE.

          We have incurred losses since we began operating. As of June 30, 2001, our accumulated deficit was approximately $34.6 million. To date, we have spent our funds primarily on product development, most recently on developing Hectorol Injection, and in fiscal year 2002 and subsequent fiscal years, we plan to make large expenditures to expand clinical indications for Hectorol Capsules and, to a lesser extent, other new products, which may result in losses in future periods. These expenditures include costs associated with performing clinical trials for new products, continuing our research and development and seeking foreign regulatory approvals for Hectorol. The amount of these expenditures is difficult to forecast accurately and cost overruns may occur. We expect our operating losses to continue and increase. It is possible, depending on the rate at which our revenues increase and our marketing and research and development activities expand, that our losses will continue at least through 2002. Our ability to generate revenues in the near future will depend primarily on our success in marketing and selling Hectorol Injection and Hectorol Capsules. We do not know whether we will achieve profitability or, if we do, whether we will be able to sustain profitability. We believe that we have sufficient cash and investments to allow us to continue operating our business for at least the next two years.

          WE MAY FAIL TO SATISFY THE FDA'S CONDITIONS FOR MARKETING APPROVAL FOR HECTOROL INJECTION, AND FOR HECTOROL CAPSULES, SLOWING THE PROGRESS OF OUR BUSINESS.

          The FDA allowed us to market Hectorol Injection to ESRD patients, but required us to complete a post-approval Phase IV trial in pediatric patients with ESRD by August 2002. If we fail to timely satisfy this requirement, the FDA could withdraw its existing approval.

          The FDA also allowed us to market Hectorol Capsules to ESRD patients, but required us to complete post-approval Phase IV research and development pertaining to the analysis of this product and its active ingredients by July 2000. We have already completed and submitted the results of our Phase IV commitments for Hectorol Capsules to the FDA, but we do not yet know if the FDA will be fully satisfied or will require additional Phase IV commitments.

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

          If we experience delays or are unable to receive approval of our Phase IV commitments for Hectorol Injection and Hectorol Capsules from the FDA, our operating results and business will be substantially impaired.

          WE MAY NOT BE ABLE TO COMMERCIALIZE HECTOROL IN FOREIGN MARKETS OR FOR OTHER INDICATIONS IF WE DO NOT ENTER INTO STRATEGIC ALLIANCES OR OTHER MARKETING ARRANGEMENTS.

          If we do not find corporate partners for Hectorol in foreign markets or for other indications, we may have to reduce our rate of product development or increase our capital expenditures. Our strategy for the development, testing, manufacturing and commercialization of our products is to enter into various collaborations with partners, licensors, licensees and others. We have been in discussions with several potential collaborators in foreign markets but have not entered into any agreements. We may not be able to negotiate collaborative arrangements on acceptable terms, if at all. If we are not able to establish collaborative arrangements, we will have to either delay further development of some of our programs or increase our capital expenditures and undertake the development activities at our own expense. We may encounter significant delays in commercializing our products or find that the development, manufacture or sale of our products is hindered by the absence of collaborative agreements.

          WE DO NOT HAVE EXPERIENCE COMMERCIALIZING PRODUCTS AND MAY NOT BE ABLE TO SUCCESSFULLY DO SO.

          We began selling Hectorol Capsules in the United States in October 1999, and we began selling Hectorol Injection in the United States in August 2000. As of September 25, 2001, we have hired 36 of the 50 full-time direct sales people and clinical support specialists we intend to hire. We will need to invest a significant amount of money to complete the development of our sales and marketing resources.

          We cannot assure you that we will be able to sell and market Hectorol successfully. We have a sales and marketing force that is limited in number, experience and training, which we are seeking to expand. We may not be able to establish and maintain an internal sales and marketing force with technical expertise and supporting distribution capabilities. If we are unable to successfully commercialize our Hectorol products, our growth prospects will be diminished.

          ADDITIONAL CLINICAL TRIALS MAY NOT PROVE THAT HECTOROL IS SAFER OR MORE EFFICACIOUS THAN COMPETING D-HORMONE THERAPIES WHICH MAY LIMIT ITS MARKET ACCEPTANCE OR LIMIT OUR EFFORTS TO COMMERCIALIZE HECTOROL.

          We have not conducted head-to-head clinical trials comparing Hectorol and competitive D-hormone therapies in ESRD patients. We, and others not affiliated with us, have compared the toxicity and efficacy of Hectorol to competitive D-hormone therapies in several animal species. In animal studies, Hectorol shows a 3- to 15-times lower incidence of toxic side effects when delivered at doses with equivalent potency. We cannot be sure, however, that the results of additional clinical trials will prove that our assumptions, based on animal studies, are correct. Hectorol may not compare favorably to existing or new D-hormone therapies. If Hectorol, or our follow-on products, do not prove to be superior to competing products, we may face severe difficulties and may incur greater expenses in marketing Hectorol. If additional clinical trials prove that Hectorol is inferior to competitive D-hormone therapies, we may be forced to suspend our efforts to commercialize Hectorol and to delay or suspend our planned efforts to develop Hectorol and follow-on compounds for additional indications.

          IF HECTOROL IS NOT ACCEPTED BY THE MEDICAL COMMUNITY, OUR BUSINESS WILL SUFFER.

          The success of Hectorol depends on its acceptance by the medical community. Similarly, the success of any products we develop in the future will depend on the adoption of these products by our targeted markets. Existing and future products, therapies and technological approaches will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific problem or may offer comparable performance at a lower cost. If doctors and patients do not use our products, we may not become profitable. We cannot predict how quickly, if at all, the medical community will accept Hectorol or our future products or the extent to which these products will be used. If we encounter difficulties introducing Hectorol or future products into our targeted markets, our operating results and business may be substantially impaired. To facilitate Hectorol's acceptance in the United States market, we have priced Hectorol at a modest premium to the older D-hormone, calcitriol, but below the more recently launched D-hormone, paricalcitol.

          WE MAY NOT RECEIVE MEDICARE REIMBURSEMENT FOR HECTOROL INJECTION.

          The Health Care Financing Administration (HCFA) controls Medicare reimbursement for D-hormone therapies administered intravenously during hemodialysis. If HCFA does not grant Hectorol Injection reimbursement, Medicare will not reimburse for use of Hectorol Injection, and there is no guarantee that third-party payors will provide reimbursement, and even if they do, the amount of reimbursement may be lower than expected. Furthermore, HCFA may elect to eliminate "fee-for-service" coverage for intravenous D-hormone therapies and instead make a fixed payment to dialysis clinics for the total care of each patient, otherwise known as capitation, which would include oral or intravenous D-hormone therapy. Capitation will encourage use of lower cost oral D-hormone therapies and may have an adverse effect on sales of intravenous D-hormones, including Hectorol Injection.

          FAILURE TO RAISE ADDITIONAL FUNDS IN THE FUTURE MAY DELAY OR ELIMINATE SOME OR ALL OF OUR EFFORTS TO DEVELOP, MANUFACTURE AND SELL HECTOROL AND ANY OF OUR FUTURE PRODUCTS.

          In recent years we have significantly increased our research and development expenditures for Hectorol, and we expect this trend will continue in the future. We also will need to make significant expenditures to manufacture and market Hectorol and our other planned products in commercial quantities for sale in the United States and in other countries, if and when we obtain regulatory approval to do so. We cannot be sure that our estimates of capital expenditures for Hectorol and the development of our other new products will be accurate. We could have significant cost overruns which could reduce our ability to commercialize our products.

          Based upon our current plans, we believe that we have sufficient funds to meet our operating expenses and capital requirements for at least the next two years. Thereafter, we may need to raise additional capital to fund our operations. The scope and amount of our liquidity and capital requirements will depend upon many factors, including the extent to which Hectorol Injection gains market acceptance, the progress and success of our clinical trials, the timing and cost involved in obtaining regulatory approvals, the timing and cost of developing sales and marketing programs, our ability to enter into strategic alliances, manufacturing and research and development activities and competitive developments. Additional required financing may not be available on satisfactory terms, if at all. If we are unable to obtain financing in the future, we may have to seek alternative sources of capital or re-evaluate our operating plans, or we may be required to delay, reduce or eliminate some or all of our research and development activities or sales and marketing efforts, in which case our operating results and business may be substantially impaired.

          WE LACK SUFFICIENT LONG-TERM DATA REGARDING THE SAFETY AND EFFICACY OF OUR PRODUCTS AND WE COULD FIND THAT OUR LONG-TERM DATA DO NOT SUPPORT OUR CURRENT CLINICAL RESULTS.

          Hectorol is supported by less than two years of patient follow-up, and therefore, we could discover that our current clinical results cannot be supported by actual clinical experience. If longer-term patient studies or clinical experience indicate that treatments with our products do not provide patients with sustained benefits, our sales could decline. If longer-term patient studies or clinical experience indicate that our procedures cause tissue or muscle damage, motor impairment or other negative effects, we could be subject to significant liability. We are not certain how long it may take for patients to show significant increases in side effects. Further, because some of our data have been produced in studies that are not randomized and involved small patient groups, our data may not be reproduced in wider patient populations.

          WE HAVE NO EXPERIENCE MANUFACTURING PHARMACEUTICAL PRODUCTS SO WE MUST RELY EXCLUSIVELY ON SUPPLIERS WHO ARE OUTSIDE OF OUR CONTROL TO MANUFACTURE OUR PRODUCTS, INCLUDING HECTOROL.

          The manufacture of pharmaceutical products requires significant expertise and capital investment. We do not have the internal capability to manufacture pharmaceutical products, and we currently use others to manufacture active pharmaceutical ingredients and to formulate and package Hectorol. Our manufacturers are required to adhere to regulations enforced by the FDA. Our dependence upon others to manufacture our products may adversely affect our profit margins and our ability to develop and commercialize products on a timely and competitive basis. Delays or difficulties with contract manufacturers in producing, packaging or distributing our products, would adversely affect the sales of Hectorol or introduction of other products. If we have to seek alternative sources of supply, we may be unable to enter into alternative supply arrangements on commercially acceptable terms, if at all. Although we employ a small number of employees to coordinate and manage the actions of these parties, we have relatively little experience in this regard. Any disruption of these activities could impede our ability to sell Hectorol which would result in reduced revenue. If our supply of Hectorol Injection is interrupted or delayed, we may be required to slow down or interrupt our commercialization efforts. We may be required to begin the process of seeking an alternative manufacturer and qualifying such manufacturer for the production of Hectorol.

          The sole manufacturer of Hectorol Injection received, following a routine inspection of its manufacturing facility, a warning letter from the FDA in September 2000 identifying general deviations from the FDA's current Good Manufacturing Practices regarding manufacturing procedures, records and training. While most of the deviations were not specifically applicable to Hectorol Injection, any general deviation can affect the capabilities of the manufacturing site. The manufacturer has advised us that a response to the warning letter has been submitted and that they are working directly with the FDA to resolve the FDA's concerns, including those specifically related to Hectorol Injection. We believe that our manufacturer is adequately addressing the FDA's concerns relating to Hectorol Injection, although there can be no assurance that the FDA will find that our manufacturer's responses and proposed corrective actions are adequate or that the FDA will not take further action. If the FDA is not satisfied with our manufacturer's responses and proposed corrective action, the FDA could take regulatory actions against our manufacturer, including seizure of products, injunction against further manufacture, recall or other actions that could interrupt production of Hectorol Injection. Any such action would have a material adverse effect on us.

          Bone Care had purchased the active pharmaceutical ingredient in Hectorol from a single supplier that is no longer able to supply it to us. Management is working toward qualifying two additional suppliers, the first of which we expect to be approved for commercial production by October 2001. In addition, Bone Care utilizes one supplier to formulate ampules, one supplier to formulate capsules and another supplier to package Hectorol. However, management believes that other suppliers, formulators and vendors are available and could provide these goods and services to Bone Care on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

          While we currently do not intend to manufacture any products ourselves, we may choose to do so in the future. If we were to manufacture products ourselves, we would need substantial additional financing to build manufacturing facilities. We also would be subject to additional regulatory requirements and would be subject to risks associated with delays or difficulties encountered in manufacturing a product. We may not be able to manufacture any products successfully or in a cost-effective manner.

          WE CANNOT ASSURE YOU THAT WE WILL OBTAIN REGULATORY APPROVALS FOR ANY OF OUR FUTURE PRODUCTS.

          Obtaining required regulatory approvals may take several years to complete and consume substantial capital resources. There is no assurance that the FDA or any other regulatory authority will act quickly or favorably on any of our future requests for product approval, or that the FDA or any other regulatory authority will not require us to provide additional data that we do not currently anticipate to obtain product approvals. We cannot apply for FDA approval to market our future products until each product successfully completes its pre-clinical and clinical trials. We intend to seek FDA approval by December 2001 of Hectorol Capsules for use in pre-dialysis renal patients, but we do not have plans to request FDA approvals for other new indications in the next two years. Several factors could prevent successful completion or cause significant delays of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that the product is safe and effective for use in humans. If safety problems develop, the FDA could stop our trials before completion. If we are not able to obtain regulatory approvals for use of our future products, or if the patient populations for which they are approved are not sufficiently broad, the commercial success of these products could be limited.

          OUR FAILURE TO OBTAIN REGULATORY APPROVALS IN FOREIGN JURISDICTIONS WOULD PREVENT US FROM MARKETING HECTOROL ABROAD.

          We also intend to market our products in international markets, including the European Union and Japan. We must obtain separate regulatory approvals in order to market our products in the European Union, Japan and many other foreign jurisdictions. The regulatory approval processes differ among these jurisdictions. Approval in any one jurisdiction does not ensure approval in a different jurisdiction. We intend to collaborate with others to pursue foreign regulatory approvals and to sell our products in these markets. Hectorol Injection and Hectorol Capsules have not been approved for marketing by any governmental entity outside of the United States. We will require substantial additional funds to develop the product, conduct clinical trials and gain the necessary regulatory approvals for Hectorol Injection or Hectorol Capsules in foreign countries. As a result, revenues from sales of Hectorol outside the United States will require us to invest additional resources or enter into arrangements with partners.

          OUR SUCCESS DEPENDS ON OUR KEY PERSONNEL, THE LOSS OF WHOM COULD IMPAIR OUR BUSINESS.

          Our success depends upon our ability to attract and retain qualified scientific, technical and managerial personnel. Pharmaceutical companies, academic and government organizations, research institutions and other entities compete for the services of qualified scientists, technicians and managerial personnel. We may not be able to attract and retain such personnel. Furthermore, our anticipated growth and expansion into areas and activities requiring additional expertise will require additional personnel.

          OUR FAILURE TO EXPAND OUR MANAGEMENT SYSTEMS AND CONTROLS TO SUPPORT ANTICIPATED GROWTH COULD HARM OUR BUSINESS.

          Our operations continue to grow and we expect this expansion to continue as we execute our business strategy. Sustaining our growth has placed significant demands on management and our administrative, operational, information technology, financial and personnel resources. Accordingly, our future operating results will depend on the ability of our officers and other key employees to continue to implement and improve our operational, regulatory support and financial control systems, and effectively expand, train and manage our employee base. We may not be able to manage our growth successfully which could seriously harm our operating results and business.

          RISKS RELATED TO OUR INDUSTRY

          WE HAVE MANY COMPETITORS, SEVERAL OF WHICH HAVE SIGNIFICANTLY GREATER FINANCIAL AND OTHER RESOURCES.

          We face competition from several companies that are focused on developing D-hormone therapies, particularly to treat secondary hyperparathyroidism and hyperproliferative diseases. We also compete with other companies that produce D-hormones and D-hormone analogs for international marketplaces where these treatments have already been approved for secondary hyperparathyroidism and hyperproliferative diseases. We expect competition to increase further as additional companies begin to enter our markets and/or modify their existing products to compete directly with ours. Companies also compete indirectly with us utilizing different therapeutic approaches. Many of our competitors have substantially greater financial, research and development and marketing resources than we do and are better equipped to develop, manufacture and market products, for example:

             - Abbott Laboratories, Inc., markets intravenous calcitriol (Calcijex(R)), and paricalcitol (Zemplar(R)), and Roche Pharmaceuticals markets oral calcitriol (Rocaltrol(R)). These products are approved to manage secondary hyperparathyroidism in kidney dialysis patients in the United States and in European countries. Oral calcitriol is also approved in Japan.
             - Roche Pharmaceuticals markets oral calcitriol (Rocaltrol) in the United States to manage secondary hyperparathyroidism in pre-dialysis and ESRD patients.
             - A number of companies market oral and intravenous alfacalcidol, a synthetic analog of calcitriol, in Europe and Japan under various trade names.
             - Other companies, including Amgen, Inc., Chugai Pharmaceutical Co., Ltd., and NPS Pharmaceuticals, Inc., also are developing new therapies to manage secondary hyperparathyroidism in kidney dialysis patients in the United States, European or Asian markets.
             - Leo Pharmaceuticals Products A/S and TEVA Pharmaceuticals are marketing alfacalcidol in Europe to manage secondary hyperparathyroidism in kidney dialysis patients or to treat osteoporosis in elderly patients associated with secondary hyperparathyroidism.
             - Leo Pharmaceuticals Products A/S and ILEX Oncology, Inc., are developing D-hormone therapies to treat certain cancers.
             - Leo Pharmaceuticals Products A/S and Bristol-Myers Squibb Company are marketing topical Dovonex(R) in the United States and Europe to treat psoriasis. Teijin Ltd. is marketing topical tacalcitol to treat psoriasis outside the United States.

          Our competitors may have broad product lines which allow them to negotiate exclusive, long-term supply contracts and offer comprehensive pricing for their products. Broader product lines may also provide our competitors with a significant advantage in marketing competing products to group purchasing organizations and other managed care organizations that are increasingly seeking to reduce costs through centralized purchasing. Greater financial resources and product development capabilities may allow our competitors to respond more quickly to new or emerging technologies and changes in customer requirements that may render our products obsolete. These technological developments which result in Hectorol becoming obsolete or non-competitive may occur before we are able to achieve profitability. We also face competition for marketing, distribution and collaborative development agreements, for establishing relationships with academic and research institutions and for licenses to intellectual property. Our competitors compete with us in attracting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs.

          OUR PRODUCTS AND DEVELOPMENT ACTIVITIES ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION WHICH COULD MAKE IT MORE EXPENSIVE AND TIME-CONSUMING FOR US TO CONDUCT OUR BUSINESS.

          Any new drug product must undergo lengthy and rigorous clinical testing and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. We may elect to delay or cancel our anticipated regulatory submissions for new indications for Hectorol or proposed new products for a number of reasons, including:

             -   unanticipated clinical testing results;
             -   lack of sufficient resources;
             -   changes in, or adoption of, new FDA regulations;
             - unanticipated enforcement of existing regulations or guidelines;
             -   unexpected technological developments; and
             -   developments by our competitors.

          The FDA continues to review products even after they receive FDA approval. The manufacture and marketing of Hectorol is subject to ongoing regulation, including compliance with the FDA's current Good Manufacturing Practices, adverse event reporting requirements and the FDA's general prohibitions against promoting products for "off-label" uses, or uses not listed on the FDA-approved labeling. We also are subject to inspection and market surveillance by the FDA for compliance with these and other requirements. Any enforcement action resulting from failure to comply with these requirements could adversely affect the manufacturing and marketing of Hectorol. In addition, the FDA could withdraw a previously approved product from the market upon receipt of new information.

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

          RISKS RELATED TO OUR STOCK

          CONCENTRATION OF OWNERSHIP IN OUR COMPANY BY CERTAIN SHAREHOLDERS MAY MAKE IT MORE DIFFICULT TO REPLACE OR REMOVE OUR CURRENT MANAGEMENT.

          Based on the number of shares outstanding at September 25, 2001, our executive officers and directors beneficially own approximately 25% of the outstanding shares of our common stock and, as a result, have significant control of us, which they could exert to make it more difficult to replace or remove our current management.

          OUR FUTURE OPERATING RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK IS LIKELY TO FLUCTUATE SUBSTANTIALLY IN THE FUTURE.

          Our stock price has fluctuated substantially since we became a public company in May 1996. Our stock price, like that of many other biotechnology and pharmaceutical companies, is likely to remain volatile. The trading price of our common stock may fluctuate widely as a result of a number of factors, some of which are not in our control, including:

             -   market perception and customer acceptance of our products;
             -   our efforts to increase sales of our Hectorol products;
             -   quarter-to-quarter variations in our operating results;
             -   timely implementation of new and improved products;
             -   our level of investment in research and development;
             -   increased competition;
             -   our establishment of strategic alliances or acquisitions;
             -   changes in our relationships with suppliers;
             - litigation concerning intellectual property rights in the industry;
             - announcements regarding clinical activities or new products by us or our competitors;
             - timing of regulatory actions, such as product approvals or recalls;
             - costs we incur in anticipation of future sales, such as inventory purchases or expansion of manufacturing facilities;
             - general and economic conditions in the biotechnology and pharmaceutical industry and the state of healthcare cost containment efforts, including reimbursement policies; and
             -   changes in earnings estimates by analysts.

          In addition, the market for our stock has experienced extreme price and volume fluctuations, which have often been unrelated to our operating performance. We believe that period-to-period comparisons of our historical and future results will not necessarily be meaningful and that investors and prospective investors in Bone Care should not rely on them as an indication of future performance. To the extent we experience the factors described above, our future operating results may not meet the expectations of securities analysts or investors from time to time, which may cause the market price of our common stock to decline or be volatile.

          SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK PRICE.

          Most of our outstanding shares of common stock are freely tradable. The market price of our common stock could drop due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock.

          RISKS RELATED TO INTELLECTUAL PROPERTY

          IF WE ARE UNABLE TO PROTECT OUR PATENTS, OUR COMPETITIVENESS AND BUSINESS PROSPECTS MAY BE MATERIALLY DAMAGED.

          Our success will depend to a significant degree on our ability to obtain and enforce patents and licenses to patent rights, both in the United States and in other countries. The patent position, however, of pharmaceutical companies is often uncertain and involves complex legal and factual questions, not the least of which is that we cannot predict the breadth of patent claims in pharmaceutical patents. In addition, a substantial backlog of pharmaceutical patent applications exists at the United States Patent and Trademark Office. The backlog may delay review and potential issuance of patents.

          To date, we have filed a number of patent applications in the United States and other countries. Our issued patents and pending patent applications relating to Hectorol are method-of-use patents which cover only the use of certain compounds to treat specified conditions, rather than composition-of-matter patents which would cover the chemical composition of the active ingredient. Method-of-use patents provide less protection than composition-of-matter patents because of the possibility of off-label uses if other companies market or make the compound for other uses. We actively continue to file applications as appropriate for patents covering our products, uses and processes. We cannot guarantee that we will obtain patent protection for our products or processes.

          We also cannot guarantee that competitors will not successfully challenge our patents, if issued, on the basis of validity and/or enforceability. Nor can we guarantee that they will not circumvent or design around our patent position. We could face increased competition as a result of the failure of patents to be issued on our pending applications or a finding of invalidity and/or unenforceability of one of our patents.

          In the United States, patent applications are maintained in secrecy until a patent issues. We cannot be certain that others have not filed patent applications for compounds, uses or processes covered by our pending applications. We also cannot be certain that we were the first to invent or discover the compound, use or process that is the subject of our applications. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds, uses or processes that block or compete with our patents and rights. We are aware of a significant number of patent applications relating to D-hormones filed by, and patents issued to, third parties. If any of our competitors have filed patent applications in the United States that claim compounds, uses or processes also claimed by us, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention and the corresponding right to a patent for the compounds, uses or processes in the United States. A proceeding could result in substantial cost to us even if the outcome is favorable.

          We have not filed patent applications in every country. In certain countries, obtaining patents for our products, processes and uses may be difficult or impossible. Patents issued in countries and regions other than the United States, Japan and Europe may be harder to enforce than, and may not provide the same protection as, patents obtained in the United States, Europe and Japan.

          IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS AND TRADE SECRETS, OUR COMPETITIVENESS AND BUSINESS PROSPECTS MAY BE MATERIALLY DAMAGED.

          Operation of our business also relies on our ability to protect proprietary information and trade secrets. We require our employees, consultants and advisors to execute confidentiality agreements upon commencement of employment or consulting relationships with us. We cannot guarantee, however, that these agreements will provide meaningful protection or adequate remedies for our proprietary information and trade secrets in the event of unauthorized use or disclosure of such information nor can we guarantee that the parties to the agreements will not breach their agreements. We also cannot guarantee that third parties will not know, discover or develop independently equivalent proprietary information or techniques, that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets.

          WE MAY BE ACCUSED OF INFRINGING UPON THE PROPRIETARY RIGHTS OF OTHERS AND ANY RELATED LITIGATION COULD DAMAGE OUR BUSINESS.

          Our commercial success depends significantly on our ability to operate our business without infringing upon the patents and other proprietary rights of third parties. We cannot guarantee that our compounds, uses or processes do not and will not infringe upon the patents and proprietary rights of third parties. In the event of an infringement determination, we may be enjoined from research, development or commercialization of our products. We may also be required to enter into royalty or license arrangements with third parties claiming infringement or otherwise to design around their patents. Any required license, if available at all, may not be obtained on commercially reasonable terms. If we do not obtain the licenses or are unable to design around the patent, we may be delayed or prevented from pursuing the development of some of our product candidates.

ITEM 2.   PROPERTIES

     We currently lease approximately 34,000 square feet of office and laboratory space in Middleton, Wisconsin. This lease expires in January 2006. We believe our facilities are adequate to meet our needs for the foreseeable future.


ITEM 3.   LEGAL PROCEEDINGS

     We may be a defendant from time to time in actions arising out of our ordinary business operations. There are no material legal proceedings pending.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


EXECUTIVE OFFICERS OF THE REGISTRANT

     As of September 25, 2001, the executive officers of the Registrant are as follows:

     NAME                         AGE    POSITION
     ----                         ---    --------

     Richard B. Mazess, Ph.D.     62     Chairman of the Board and Acting
                                         President and Chief Executive Officer
     Charles W. Bishop, Ph.D.     49     Executive Vice President - Research and
                                         Development
     Robert A. Beckman            47     Vice President-Finance
     Paul V. Peterson             49     Vice President-Sales and Marketing
     Michael J. Gara              51     Vice President - Corporate Development

     Richard B. Mazess, Ph.D., our founder, has served as a director since 1984 and Acting President and CEO since July 2001. Dr. Mazess served as President from our inception in 1984 through February 1996 and has served as our Chairman of the Board since February 1996. Dr. Mazess had been President and a director of Lunar Corporation prior to the sale of Lunar in August 2000. Lunar developed and sold x-ray and ultrasound bone densitometers for the diagnosis and monitoring of osteoporosis and other metabolic bone diseases. Dr. Mazess became Professor Emeritus of Medical Physics at the University of Wisconsin--Madison in 1985, and was on the faculty of the Department of Medical Physics from 1968 to 1985.

     Charles W. Bishop, Ph.D., joined us in 1987 as Project Director and was named Vice President in 1990, and President and Chief Executive Officer in February 1996. Dr. Bishop stepped down from his roles as President and CEO in July 2001 and has served as our Executive Vice President - Research and Development since that time. Dr. Bishop has been a director since 1989. Dr. Bishop received a Ph.D. degree in Nutritional Biochemistry from Virginia Polytechnic Institute and completed a four-year National Institutes of Health Postdoctoral Fellowship in Vitamin D Biochemistry at the University of Wisconsin
- Madison.

     Robert A. Beckman has been a director since 1989 and was Vice President-Finance for the period May 1996 through November 1996 and has again served as Vice President - Finance since July 2001. Mr. Beckman had been Vice President -Finance for Lunar Corporation from 1987 until the sale of Lunar in August 2000.

     Paul V. Peterson joined us in April 1998 as Vice President - Sales and Marketing. From 1973 to March 1998, Mr. Peterson served in a variety of sales and marketing positions of increasing responsibility with Pharmacia & Upjohn, Inc., a pharmaceutical company, where he last served as Director of Sales, U.S. Peptide Hormones.

     Michael J. Gara joined us in April 2001 as Vice President - Corporate Development. From 1999 to 2001, Mr. Gara was Director of Corporate Development at Schwarz Pharma, a German pharmaceutical company. From 1993 to 1998, Mr. Gara was with Senmed Medical Ventures as a Venture Projects Manager, responsible for the analysis and funding of private equity financing for early stage biotechnology companies. Prior to that, Mr. Gara held a number of positions in pharmaceutical and finance companies where he was responsible for the identification and commercialization of new pharmaceutical products.

     Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the NASDAQ National Market of The NASDAQ Stock Market under the symbol "BCII" and has been publicly traded since May 1996. The following table sets forth high and low sales prices as reported on The NASDAQ Stock Market for fiscal years 2000 and 2001 as indicated.

                                                    HIGH     LOW
                                                    ----     ---
            FISCAL YEAR ENDED JUNE 30, 2000
                 First Quarter...................  $11.50  $ 8.75
                 Second Quarter..................   12.62    8.00
                 Third Quarter...................   26.75    9.62
                 Fourth Quarter..................   27.00   15.34
            FISCAL YEAR ENDING JUNE 30, 2001
                 First Quarter...................  $23.94  $18.00
                 Second Quarter..................   30.25   13.00
                 Third Quarter...................   18.38   14.75
                 Fourth Quarter..................   27.80   14.92

     As of June 30, 2001, approximately 200 shareholders of record held our common stock.

     We have never declared or paid any cash dividends on our common stock, and we do not plan on paying any in the near future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors deem relevant.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected statements of operations data for the years ended June 30, 1997, 1998, 1999, 2000 and 2001. Also included in this table are our balance sheet data as of June 30, 1997, 1998, 1999, 2000 and 2001. The financial data with respect to our statements of operations for the years ended June 30, 1999, 2000 and 2001 and with respect to our balance sheets as of June 30, 2000 and 2001 are derived from our financial statements that appear elsewhere in this filing and that have been audited by our independent auditors. The following statements of operations data for fiscal years ended June 30, 1997 and 1998 and balance sheet data as of June 30, 1997, 1998 and 1999 are derived from our audited financial statements not included in this filing. You should read the financial statement data in conjunction with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and the related notes to those audited financial statements included elsewhere in this filing.



                                                                        YEAR ENDED JUNE 30,
                                                   --------------------------------------------------------
                                                      1997       1998        1999        2000        2001
                                                   --------------------------------------------------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues .......................................   $     39    $   --      $   --      $    385    $  5,997
Operating expenses:
     Cost of sales .............................         38        --          --           103       1,645
     Inventory write-off .......................       --          --          --           400         260
     Research and development ..................      2,885       3,932       3,455       4,048       4,556
     Marketing and administrative ..............        439         898       2,855       6,282       9,859
                                                   --------------------------------------------------------
          Total operating expenses .............      3,362       4,830       6,310      10,833      16,320
                                                   --------------------------------------------------------

Loss from operations ...........................     (3,323)     (4,830)     (6,310)    (10,448)    (10,323)
Interest income, net ...........................        529         340         533         656       1,309
Loss before income tax .........................     (2,794)     (4,490)     (5,777)     (9,792)     (9,014)
Income tax expense .............................       --          --          --           (13)       --
                                                   --------------------------------------------------------
Net loss .......................................   $ (2,794)   $ (4,490)   $ (5,777)   $ (9,805)     (9,014)
                                                   ========================================================
Net loss per common share-basic and diluted ....   $  (0.32)   $  (0.51)   $  (0.57)   $  (0.89)   $  (0.70)
                                                   ========================================================

Weighted average common shares outstanding .....      8,713       8,747      10,055      11,071      12,884




                                                                             JUNE 30,
                                                       --------------------------------------------------
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:                                      1997      1998       1999      2000        2001
                                                       --------------------------------------------------
Cash and cash equivalents.........................     $ 8,532   $ 3,484    $ 7,314    $4,736     $1,843
Marketable securities.............................         --        --         --      4,972     15,080
Long-term securities..............................         --        --         --        --      14,424
Working capital...................................       8,103     3,073      7,956     9,229     20,786
Total assets .....................................       9,900     5,813     10,303    12,460     40,477
Total long-term liabilities.......................         --        --         --        --         --
Accumulated deficit...............................      (5,530)  (10,020)   (15,797)  (25,602)   (34,616)
Total shareholders' equity........................       9,420     5,122      9,717    11,083     38,098

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our financial statements and the related notes included elsewhere in this filing.


OVERVIEW OF OUR BUSINESS

     Bone Care is a pharmaceutical company engaged in discovering, developing and commercializing improved vitamin D-hormone therapies to treat secondary hyperparathyroidism in patients with kidney (or renal) disease, osteoporosis and other diseases including psoriasis and cancers of the prostate, breast and colon. We were founded in 1984 as a subsidiary of Lunar Corporation, located in Madison, Wisconsin, and were spun-off from Lunar in 1996.

     We licensed our first product, Hectorol, in 1987 from the University of Wisconsin, a leading vitamin D research center. Hectorol, also known as doxercalciferol, is a vitamin D replacement therapy approved by the FDA in two formulations to treat secondary hyperparathyroidism in patients with end-stage renal disease or ESRD. Hectorol is a safe and effective therapy for reducing elevated levels of parathyroid hormone (PTH) in blood in the management of secondary hyperparathyroidism, a disease characterized by excessive secretion of PTH. Long-term hyperparathyroidism if left untreated can result in muscle weakness, bone loss and fractures. Virtually all ESRD patients suffer from secondary hyperparathyroidism. In June 1999, we obtained FDA approval for Hectorol Capsules, and in October 1999, we began selling this orally administered product in the United States. In April 2000, we obtained FDA approval for Hectorol Injection, and in August 2000, we began selling this intravenous product in the United States. We recently completed two Phase III trials for Hectorol Capsules to treat secondary hyperparathyroidism in pre-dialysis patients, and we plan to file with the FDA a supplemental New Drug Application for this indication by December 2001. In addition, we also are developing Hectorol and new vitamin D therapies to treat these and several other diseases.

     From our inception in 1984 to October 1999, we generated minimal revenue from operations and substantially all of our resources were dedicated to:

     - the development, patenting, pre-clinical testing, and clinical trials of Hectorol Capsules and Hectorol Injection;

     - the development of manufacturing processes for Hectorol Capsules and Hectorol Injection;

     - pursuing United States regulatory approvals of Hectorol Capsules and Hectorol Injection;

     - the sales and marketing associated with the launch of Hectorol Capsules and Hectorol Injection; and

     - research and development and pre-clinical testing of other potential product candidates.

     We have lost money since inception and, as of June 30, 2001 have an accumulated deficit of approximately $34.6 million. Our only sources of revenue have been:

     -  revenues from the launch of Hectorol Capsules and Hectorol Injection.

     - licensing fees associated with our early stage research collaborations, which licenses have since expired; and

     -  fees from conducting incidental laboratory assay services.

     We estimate that commercialization, regulatory compliance and sales efforts associated with Hectorol Capsules and Hectorol Injection could require in excess of $10 million prior to achieving profitable operating levels. Further, development of LR-103, BCI-202 and other product candidates, or expansion of Hectorol into other therapeutic areas, will require significant, time-consuming and costly research and development, pre-clinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We plan to continue pre-clinical testing of LR-103 and BCI-202 in order to begin Phase I clinical trials on both product candidates within three years. The pre-clinical efforts could cost approximately $3 million. In addition, we plan to conduct Phase II, and possibly begin Phase III, clinical trials to expand the approved indications for Hectorol. The cost of these trials could exceed $10 million through June 2002. We expect to incur substantial losses at least through June 30, 2002 until revenues from the sale of Hectorol products are sufficient to offset those expenses. The amount and timing of our operating expenses will depend on many factors, including:

     - the extent to which Hectorol Capsules and Hectorol Injection obtain market acceptance;

     - the costs of sales and marketing activities associated with Hectorol Capsules and Hectorol Injection;

     -  the status of our research and development activities;

     - the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing our patent claims and other proprietary rights;

     - our ability to maintain our current manufacturing capabilities through relationships with third parties or establish those capabilities internally;

     -  technological and other changes in the competitive landscape; and

     - evaluation of the commercial viability or potential of product candidates.

     As a result, we believe that period-to-period comparisons of our financial results are not necessarily meaningful.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

          Total revenues increased to $5,997,282 for the year ended June 30, 2001, from $384,737 for the year ended June 30, 2000. This increase is primarily the result of our launch of Hectorol Injection in August 2000 which generated revenues of $5,022,456 during fiscal 2001. Hectorol Capsule revenues were $974,826 for the year ended June 30, 2001, compared to $234,741 in the year ended June 30, 2000.

          Bone Care began selling Hectorol Capsules in October 1999. Because Hectorol Capsules were Bone Care's first product, Bone Care did not initially have historical data to estimate returns and exchanges in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." Revenues from shipments of Hectorol Capsules and the related costs were deferred at the time of shipment to wholesalers and included in the Statement of Operations at the time the product was sold by these wholesalers to retail users of the product. Bone Care's June 30, 2000 balance sheet includes deferred income of $63,539. Effective October 1, 2000, Bone Care had sufficient experience to estimate future product returns and began recording sales and the related costs of Hectorol Capsules and Hectorol Injection based on shipments to its customers reduced by the estimated future returns. Bone Care's June 30, 2001 balance sheet includes $205,000, representing the estimated amount of future returns related to Hectorol Capsules and Hectorol Injection.

          Gross margins on product revenues (excluding a $260,000 write-off in fiscal 2001 and a $400,000 write-off in fiscal 2000) were $4,352,443, or 73% of product revenues, for the fiscal year ended 2001 compared to $281,903 or 73% of product revenues for the fiscal year ended June 30, 2000.

          We wrote off $260,000 of excess Hectorol Capsule inventory in fiscal 2001 and $400,000 in fiscal 2000 representing amounts which we estimated would not be sold prior to the expiration date. In the fourth quarter of fiscal 2001, the FDA agreed to lengthen the expiration period from three to four years. We expect that the longer expiration period will have a positive effect on gross margins for sales of Hectorol Capsules in fiscal 2002.

          Our research and development expenses were $4,556,061 in fiscal year 2001 and $4,048,608 in fiscal year 2000. The $507,453 increase was primarily due to an increase in headcount and related salaries and benefits.

          Sales and marketing expenses increased $2,716,241 to $7,197,839 in fiscal year 2001 from $4,481,598 in fiscal year 2000. $520,365 of the increase related to the development of a marketing research database which analyzes dialysis patient data associated with D-hormone treatments. The remainder of the increase was a result of additional personnel and related expenses associated with the launch of Hectorol Injection.

          General and administrative expenses increased $861,719 to $2,661,735 in fiscal year 2001 from $1,800,016 in fiscal year 2000. The increase was the result of our overall growth and related expansion of infrastructure to support Bone Care's increased commercial activities.

          Interest income increased $653,367 to $1,308,941 in fiscal year 2001 from $655,574 in fiscal year 2000. The increase was attributable to the receipt of $35,772,800 net cash proceeds from the sales of common stock during December 2000 and January 2001.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

     Revenues consisted of three elements in the fiscal year ended June 30, 2000.

     -  $234,741 of revenue for sales of Hectorol Capsules;

     - $125,000 of revenue related to a letter of intent to license Hectorol to a foreign pharmaceutical company which was subsequently cancelled; and

     - $24,996 of other revenue, including fees from incidental laboratory assay services.

     We had no revenue in the fiscal year ended June 30, 1999. We began selling Hectorol Capsules in the United States in October 1999. Revenues from shipments of Hectorol Capsules and the related costs are deferred at the time of shipment to wholesalers and are recognized at the time the product is sold by these wholesalers to retail users of the product. Revenues of $234,741 were recognized in fiscal year 2000 and related cost of sales were $102,834. This resulted in gross margin of $131,907. For the year ended June 30, 2000, the total sales value of Hectorol Capsules shipped was $348,282 having a net cost of $152,836. This resulted in deferred income of $63,539 representing the gross margin of our product not yet sold to end users. We continue to evaluate data related to sales exchanges, wholesaler inventories and retail sales. We believe we will have enough data to reasonably estimate future returns when retail customers have purchased from wholesalers a high percentage of our initial shipments or when the product approaches its expiration date. We intend to recognize future revenues and related costs upon shipment of Hectorol Capsules once a reasonable estimate of future returns can be calculated.

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

     Marketing and administrative expenses were $6,281,614 in fiscal year 2000 and $2,854,785 in fiscal year 1999 and increase of $3,426,829. Marketing expenses increased $2,765,760, from $1,715,837 in fiscal year 1999 to $4,481,597 in fiscal year 2000. The increase resulted from the following:

     - approximately $1.1 million due to increased sales and marketing personnel costs;

     -  approximately $800,000 due to increased promotional activities; and

     - approximately $900,000 due to resources relating to sales and marketing activities. The department has grown from 3 to 42 employees.

     These expenses increased as we began marketing activities relating to the launch of Hectorol Capsules and preparations to launch Hectorol Injection, which we began selling in August 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     In December 2000 and January 2001 we completed a public offering of 2,445,000 shares of common stock at a price of $16.00 per share. We received net proceeds of approximately $35.8 million from the sale. In October 1999, we completed a directed public offering of 1,229,058 shares of newly issued common stock at a price of $9.02 per share. We received net proceeds of approximately $11.0 million from the sale. In July 1998, we completed a directed public offering of 1,326,000 shares of common stock at a price of $8.00 per share. We received net proceeds of approximately $10.3 million from the sale.

     Net cash used in operating activities was $12,581,831 in fiscal year 2001, $7,995,937 in fiscal year 2000 and $6,403,670 in fiscal year 1999. The cash used by operating activities was used primarily to fund research and development as well as marketing and commercialization efforts for Hectorol Capsules and Hectorol Injection.

     We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations until we achieve, if ever, significant revenues from the sale of Hectorol Capsules and Hectorol Injection. We have expended, and expect to continue to expend in the future, substantial funds for our:

     -  research and development programs;

     -  pre-clinical and clinical testing;

     - regulatory processes, including completion of FDA post-approval Phase IV commitments for Hectorol Capsules and Hectorol Injection;

     -  manufacturing expenses;

     -  sales and marketing programs; and

     -  other operating expenses.

     Cash, cash equivalents and short- and long-term marketable securities were $31,346,903 at June 30, 2001 and $9,707,955 at June 30, 2000. Cash and cash equivalents are currently invested primarily in short-term investment grade United States government, municipal and corporate debt securities.

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

     Based upon our current plans, we believe that we will have sufficient funds to meet our operating expenses and capital requirements for at least the next two years. Thereafter, we may need to raise additional capital to fund our operations; however, we do not have any specific plans to raise additional capital. If we seek additional funds, equity offerings or other sources would be considered. There is no assurance that such additional funds will be available on acceptable terms, if at all. Should our plans not be consummated, we may have to seek alternative sources of capital.

     At June 30, 2001, we had state tax net operating loss carryforwards of approximately $33,972,000 and state research and development tax credit carryforwards of approximately $262,000 which will begin expiring in 2009. We also had federal net operating loss carryforwards of approximately $30,922,000 and research and development tax credit carryforwards of approximately $1,245,000, which will begin expiring in 2012.


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

     On June 30, 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." Under Statement No. 142 goodwill will no longer be amortized. Instead, an assessment of fair value will be used to test for impairment of goodwill on an annual basis or when circumstances indicate a possible impairment. Bone Care will adopt Financial Accounting Standard No. 142 effective July 1, 2001.

IMPACT OF YEAR 2000

     We experienced no significant Year 2000 compliance issues, and Year 2000 issues did not have an effect on our business, results of operations or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our sales from inception to date have been made to United States customers, and as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to sell in foreign markets, including Europe and Asia. As our sales are made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets.

     As of June 30, 2001, we held $15,079,575 of short-term marketable securities and $14,424,490 of long-term marketable securities. The investments have been made for investment (as opposed to trading) purposes. Interest rate risk with respect to our investments is not significant as all such investments are in U.S. dollar cash equivalents and are:

          - short-term investments, which are by their nature less sensitive to interest rate movements, or

          - have maturities in excess of one year and are expected to be held to maturity, thereby eliminating the risks associated with interest rate changes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          BONE CARE INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE



                                                                                             PAGE
                                                                                             ----
Report of Independent Public Accountants..................................................    30


Balance Sheets at June 30, 2000 and 2001..................................................    31


Statements of Operations for the Years Ended June 30, 1999, 2000 and 2001.................    32


Statements of Shareholders' Equity for the Years Ended June 30, 1999, 2000 and 2001.......    33


Statements of Cash Flows for the Years Ended June 30, 1999, 2000 and 2001.................    34


Notes to the Financial Statements.........................................................    35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To:  The Board of Directors and Shareholders of
     Bone Care International, Inc.:


     We have audited the accompanying balance sheets of Bone Care International, Inc. (a Wisconsin corporation) as of June 30, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bone Care International, Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at item
14.1 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
August 1, 2001

                          BONE CARE INTERNATIONAL, INC.

                                 BALANCE SHEETS

                             JUNE 30, 2000 AND 2001

                                      ASSETS                                              2000           2001
                                                                                       -----------    -----------
Current assets:
     Cash and cash equivalents....................................................     $ 4,735,780    $ 1,842,838
     Marketable securities........................................................       4,972,175     15,079,575
     Accounts receivable, net of allowance for doubtful accounts of $100,000                29,481      3,347,300
        in 2001
     Inventories  ................................................................         639,271      1,810,574
     Other current assets.........................................................         229,438      1,085,103
                                                                                       -----------    -----------
               Total current assets...............................................      10,606,145     23,165,390

Long-term securities .............................................................             --      14,424,490

Property, plant, and equipment--at cost:
     Leasehold improvements ......................................................         115,532        587,632
     Furniture and fixtures ......................................................         102,482        466,200
     Machinery and other equipment................................................         920,699      1,419,293
                                                                                       -----------    -----------
                                                                                         1,138,713      2,473,125
     Less--Accumulated depreciation and amortization...............................        692,525        970,120
                                                                                       -----------    -----------
                                                                                           446,188      1,503,005

Patent fees, net of accumulated amortization of $810,401 at June 30, 2000 and
   $988,466 at June 30, 2001......................................................         958,980      1,025,320
Excess of cost over fair value of net assets acquired, net of accumulated
   amortization of $911,304 at June 30, 2000 and $1,000,752 at June 30, 2001......         448,613        359,165
                                                                                       -----------    -----------
                                                                                       $12,459,926    $40,477,370
                                                                                       ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable.............................................................     $   400,949    $ 1,612,543
     Accrued liabilities--
          Accrued clinical study and research costs...............................         213,718        147,635
          Compensation payable....................................................         137,261        208,930
          Due to customers........................................................         409,655        135,102
          Other   ................................................................         151,617         70,055
     Allowance for sales returns .................................................             --         205,000
     Deferred income .............................................................          63,539            --
                                                                                       -----------    -----------
               Total current liabilities .........................................       1,376,739      2,379,265
Shareholders' equity:
     Preferred stock--authorized 2,000,000 shares of $.001 par value; none
        issued    ................................................................             --             --
     Common stock--authorized 28,000,000 shares of no par value; issued and outstanding 11,456,668 and 13,955,372 at June 30, 2000 and 2001,
        respectively..............................................................      11,393,883     11,393,883
     Additional paid-in capital ..................................................      25,299,954     61,240,197
     Accumulated deficit .........................................................     (25,602,090)   (34,616,341)
     Accumulated other comprehensive income (loss) ...............................          (8,560)        80,366
                                                                                       -----------    -----------
               Total shareholders' equity ........................................      11,083,187     38,098,105
                                                                                       -----------    -----------
                                                                                       $12,459,926    $40,477,370
                                                                                       ===========    ===========


             The accompanying notes to the financial statements are
                     an integral part of these statements.

                          BONE CARE INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 1999, 2000 AND 2001


                                                       1999            2000            2001
                                                   ------------    ------------    ------------
Revenues .......................................   $       --      $    384,737    $  5,997,282
Operating expenses:
     Cost of sales .............................           --           102,834       1,644,839
     Inventory write-off .......................           --           400,000         260,000
     Research and development ..................      3,455,401       4,048,608       4,556,061
     Marketing and administrative ..............      2,854,785       6,281,614       9,859,574
                                                   ------------    ------------    ------------
                                                      6,310,186      10,833,056      16,320,474
                                                   ------------    ------------    ------------
          Loss from operations .................     (6,310,186)    (10,448,319)    (10,323,192)
Interest income ................................        533,571         655,574       1,308,941
                                                   ------------    ------------    ------------
          Loss before income tax ...............     (5,776,615)     (9,792,745)     (9,014,251)
Income tax expense .............................          --             12,500            --
                                                   ------------    ------------    ------------
          Net loss .............................   $ (5,776,615)   $ (9,805,245)   $ (9,014,251)
                                                   ============    ============    ============

Net loss per common share--basic and diluted ...  $      (0.57)   $      (0.89)   $      (0.70)
                                                  ============    ============    ============



             The accompanying notes to the financial statements are
                     an integral part of these statements.

                          BONE CARE INTERNATIONAL, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 1999, 2000 AND 2001


                                                                                                      ACCUMULATED
                                                                          ADDITIONAL                     OTHER
                                           NUMBER OF       COMMON          PAID-IN     ACCUMULATED    COMPREHENSIVE
                                            SHARES         STOCK           CAPITAL       DEFICIT      INCOME (LOSS)       TOTAL
                                           ---------    ------------    ------------   ------------   --------------   ------------
Balance at June 30, 1998 ..............    8,808,956    $ 11,393,883    $  3,748,328   $(10,020,230)   $       --      $  5,121,981
     Issuance of shares under
       stock option plan ..............       38,440            --           101,499           --              --           101,499
     Issuance of common stock .........    1,326,000            --        10,269,934           --              --        10,269,934
     Net loss for the year ended
       June 30, 1999 ..................         --              --              --       (5,776,615)           --        (5,776,615)
                                          ----------    ------------    ------------   ------------    ------------    ------------
Balance at June 30, 1999 ..............   10,173,396      11,393,883      14,119,761    (15,796,845)           --         9,716,799
     Net loss for the year ended
       June 30, 2000 ..................         --              --              --       (9,805,245)           --        (9,805,245)
     Unrealized loss on marketable
       securities .....................         --              --              --             --            (8,560)         (8,560)
                                          ----------    ------------    ------------   ------------    ------------    ------------
     Comprehensive loss ...............         --              --              --             --              --        (9,813,805)
     Issuance of shares under
       stock option plan ..............       54,114            --           204,583           --              --           204,583
     Issuance of stock awards .........          100            --              --             --              --              --
     Issuance of common stock .........    1,229,058            --        10,975,610           --              --        10,975,610
                                          ----------    ------------    ------------   ------------    ------------    ------------
Balance at June 30, 2000 ..............   11,456,668      11,393,883      25,299,954    (25,602,090)         (8,560)     11,083,187
     Net loss for the year ended
       June 30, 2001 ..................         --              --              --       (9,014,251)           --        (9,014,251)
     Unrealized gain on marketable
       securities .....................         --              --              --             --            88,926          88,926
                                          ----------    ------------    ------------   ------------    ------------    ------------
     Comprehensive loss ...............         --              --              --             --              --        (8,925,325)
     Issuance of shares under
       stock option plan ..............       53,604            --           167,443           --              --           167,443
     Issuance of stock awards .........          100            --              --             --              --              --
     Issuance of common stock .........    2,445,000            --        35,772,800           --              --        35,772,800
                                          ----------    ------------    ------------   ------------    ------------    ------------
Balance at June 30, 2001 ..............   13,955,372    $ 11,393,883    $ 61,240,197   $(34,616,341)   $     80,366    $ 38,098,105
                                          ==========    ============    ============   ============    ============    ============


             The accompanying notes to the financial statements are
                      an integral part of these statements.

                          BONE CARE INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1999, 2000 AND 2001



                                                                                       1999            2000            2001
                                                                                   ------------    ------------    ------------
Cash flows from operating activities:
     Net loss ...............................................................      $ (5,776,615)   $ (9,805,245)   $ (9,014,251)
     Adjustments to reconcile net loss to net cash used in operating activities--
          Depreciation of fixed assets ......................................           155,376         224,646         431,154
          Amortization of patents ...........................................           157,439         323,715         246,128
          Amortization of goodwill ..........................................            89,448          89,448          89,448
          Inventory write-off ...............................................              --           400,000         260,000
          Loss on disposal of fixed assets ..................................              --              --             7,951
          Changes in assets and liabilities--
               Accounts receivable ..........................................              --           (29,481)     (3,317,819)
               Inventories ..................................................          (889,762)         79,991      (1,431,303)
               Other current assets .........................................           (59,855)       (119,421)       (855,665)
               Other noncurrent assets ......................................            25,132          50,133            --
               Accounts payable .............................................           143,101         198,263       1,211,594
               Accrued liabilities ..........................................          (372,934)        653,475        (350,529)
               Allowance for sales returns ..................................              --              --           205,000
               Deferred income ..............................................           125,000         (61,461)        (63,539)
                                                                                   ------------    ------------    ------------
                    Net cash used in operating activities ...................        (6,403,670)     (7,995,937)    (12,581,831)
                                                                                   ------------    ------------    ------------

Cash flows from investing activities:
     Purchase of marketable securities, net .................................              --        (4,980,735)    (10,018,474)
     Purchase of long-term securities, net ..................................              --              --       (14,424,490)
     Purchase of property, plant and equipment ..............................          (157,329)       (361,242)     (1,495,922)
     Patent fees ............................................................          (278,827)       (420,050)       (312,468)
                                                                                   ------------    ------------    ------------
                    Net cash used in investing activities ...................          (436,156)     (5,762,027)    (26,251,354)
                                                                                   ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net ............................        10,567,504      10,975,610      35,772,800
     Proceeds from exercise of stock options ................................           101,499         204,583         167,443
                                                                                   ------------    ------------    ------------
                  Net cash provided by financing activities .................        10,669,003      11,180,193      35,940,243
                                                                                   ------------    ------------    ------------

                  Net increase (decrease) in cash and cash equivalents.......         3,829,177      (2,577,771)     (2,892,942)

Cash and cash equivalents at beginning of year ..............................         3,484,374       7,313,551       4,735,780
                                                                                   ------------    ------------    ------------

Cash and cash equivalents at end of year ....................................      $  7,313,551    $  4,735,780    $  1,842,838
                                                                                   ============    ============    ============


             The accompanying notes to the financial statements are
                      an integral part of these statements.

                          BONE CARE INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1999, 2000 AND 2001

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

     Bone Care began selling Hectorol Capsules in October 1999. Because Hectorol Capsules were Bone Care's first product, Bone Care did not initially have historical data to estimate returns and exchanges in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." Revenues from shipments of Hectorol Capsules and the related costs were deferred at the time of shipment to wholesalers and were recognized in the Statement of Operations at the time the product was sold by these wholesalers to retail users of the product. Bone Care's June 30, 2000 balance sheet includes deferred income of $63,539. Bone Care now has sufficient experience to estimate future product returns. Effective October 1, 2000, Bone Care began recording sales and the related costs of Hectorol Capsules and Hectorol Injection based on shipments to its customers reduced by the estimated future returns. Bone Care's June 30, 2001 balance sheet includes a $205,000 accrual for the estimated amount of future returns related to Hectorol Capsules and Hectorol Injection.

     License fees received by Bone Care are recognized as income when the associated licensing obligations are satisfied.

Cash, Cash Equivalents and Marketable Securities

     Highly liquid investments with original maturities of ninety days or less at the time of purchase are considered to be cash equivalents. Other highly liquid marketable securities with remaining maturities of one year or less at the balance sheet date are classified as marketable securities. Bone Care classifies its investment securities as available for sale or held to maturity based upon its intent and ability to hold certain securities to maturity. Those investments classified as available-for-sale are carried in the balance sheet at fair value, with unrealized gains and losses recorded within accumulated other comprehensive income, net of tax. Those investments classified as held to maturity are carried in the balance sheet at cost, net of unamortized discounts or premiums. Dividends, interest income and amortization of discounts and premiums are recorded in current earnings.

Inventory

     Inventory is stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventory consists of:

                                              JUNE 30,
                                       -----------------------
                                         2000          2001
                                       --------    ----------
            Raw materials.......       $209,979    $  385,834
            Work-in-process.....         22,178       955,514
            Finished goods......        407,114       469,226
                                       --------    ----------
                                       $639,271    $1,810,574
                                       ========    ==========

     Bone Care periodically reviews its inventory carrying levels. During fiscal 2000 and 2001, Bone Care wrote-off $400,000 and $260,000, respectively, of excess inventory representing amounts which Bone Care estimates will not be sold prior to expiration.

                          BONE CARE INTERNATIONAL, INC.

                          JUNE 30, 1999, 2000 AND 2001


Depreciation and Amortization

     Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Straight-line and accelerated methods of depreciation are used for financial statement and income tax reporting purposes, respectively. The cost of property, plant and equipment are depreciated over the following estimated useful lives:

                     ASSET CLASSIFICATION              ESTIMATED USEFUL LIFE
              -----------------------------------      ---------------------
              Machinery, furniture, and fixtures            5-7 years
              Leasehold improvements                   2.9-31.5 years

Intangible Assets

     The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over a 15-year period. Legal costs incurred to register patents are amortized over a period of up to 10 years. Bone Care continuously evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill or intangibles may warrant revision or that the remaining balance of goodwill or intangibles may not be recoverable. When factors indicate that goodwill or intangibles should be evaluated for possible impairment, Bone Care assesses recoverability from expected future operations using undiscounted cash flows. Impairment would be recognized in operating results if a permanent diminution in value occurred. Impairment would be measured using fair value.

     On June 30, 2001, the Financial Accounting Standards Board (FASB) finalized Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." Under Statement No. 142, existing goodwill at June 30, 2001, will no longer be amortized. Instead, an assessment of fair value will be used to test for impairment of goodwill on an annual basis or when circumstances indicate a possible impairment.

     At June 30, 2001, the unamortized balance of goodwill was $359,165. Effective July 1, 2001, Bone Care will discontinue amortization and begin using the fair-value impairment test as indicated by Statement No. 142.

Research and Development Costs

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

Net Loss Per Share

     Net loss per share is based on a weighted average number of shares of common stock of 10,055,327, 11,070,667 and 12,883,632 for the years ended June 30, 1999, 2000 and 2001, respectively. Options to purchase common stock have been excluded from the calculation of diluted earnings per share as the impact of these options on diluted earnings per share would be antidilutive. The excluded options totaled 548,638, 690,054 and 1,018,683 for the years ended June 30, 1999, 2000 and 2001, respectively.

                          BONE CARE INTERNATIONAL, INC.

                          JUNE 30, 1999, 2000 AND 2001

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The amount of deferred tax assets is reduced to the amount of any tax benefits that we expect to realize. Because Bone Care has not yet reached profitability and future profitability cannot be assured, we have not recorded any value for deferred tax assets.


Fair Value of Financial Instruments

The fair value of financial instruments, which consisted of cash and cash equivalents, marketable securities, receivables, accounts payable and accrued liabilities, approximated their carrying values at June 30, 2000 and 2001.

Concentration of Risk

     Bone Care had purchased the active pharmaceutical ingredient in Hectorol from a single supplier that is no longer able to supply it to us. Management is working toward qualifying two additional suppliers, the first of which we expect to be approved for commercial production by October 2001. In addition, Bone Care utilizes one supplier to formulate ampules, one supplier to formulate capsules and another supplier to package Hectorol. However, management believes that other suppliers, formulators, and vendors are available and could provide these goods and services to Bone Care on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

     The sole manufacturer of Hectorol Injection received, following a routine inspection of its manufacturing facility, a warning letter from the FDA in September 2000 identifying general deviations from the FDA's current Good Manufacturing Practices regarding manufacturing procedures, records and training. The manufacturer has advised us that a response to the warning letter has been submitted and that they are working directly with the FDA to resolve the FDA's concerns, including those specifically related to Hectorol Injection. We believe that our manufacturer is adequately addressing the FDA's concerns relating to Hectorol Injection, although there can be no assurance that the FDA will find that our manufacturer's responses and proposed corrective actions are adequate or that the FDA will not take further action. If the FDA is not satisfied with our manufacturer's responses and proposed corrective action, the FDA could take regulatory actions against our manufacturer, including seizure of products, injunction against further manufacture, recall or other actions that could interrupt production of Hectorol Injection. Any such action would have a material adverse effect on us.

     Three individual customers comprise $2,827,065, or 85% of the net accounts receivable balance as of June 30, 2001. These same three customers represented 66% of Bone Care's net revenues for the year ended June 30, 2001, with the largest of the three companies representing 40% of net revenues.

Use of Estimates

     In preparing the financial statements, Bone Care's management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          BONE CARE INTERNATIONAL, INC.

                          JUNE 30, 1999, 2000 AND 2001

Advertising Expenses

         Bone Care expenses advertising costs as incurred. Advertising expenses were $849,947, $758,416 and $1,075,300 for years ended June 30, 1999, 2000 and
2001, respectively.

Marketable Securities

         Bone Care has adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities are classified as held-to-maturity when management has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are classified as Long Term Securities and stated at amortized cost. Marketable securities not classified as held-to-maturity are classified as part of Current Assets and carried at fair value.

(2)  FOREIGN LICENSE AGREEMENT

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

(3)  SHAREHOLDERS' EQUITY

     In December 2000, Bone Care completed a public offering of 2,300,000 shares of common stock at a price of $16.00 per share. Bone Care received proceeds of $33,657,000 from the sale, net of offering expenses. In January 2001, the underwriters of the Company's December 2000 common stock offering exercised their over-allotment option to acquire 145,000 additional shares of common stock at a price of $16.00 per share. Bone Care received proceeds of $2,115,800 from the sale, net of offering expenses.

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

(4)  STOCK OPTIONS

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

     Under the second option program, titled the Bone Care International, Inc. 1996 Stock Option Plan, a total of 1,000,000 shares of common stock were made available. This stock option plan was amended in November 2000 to increase the number of available shares to 1,600,000, of which 390,117 remain available for grant at June 30, 2001. Options granted under this program have an exercise price equal to the Company's common stock trading price on the date of the grant and vest over periods ranging from nine months to five years. The options will expire 10 years from the granting date, or upon termination of employment.

                          BONE CARE INTERNATIONAL, INC.

                          JUNE 30, 1999, 2000 AND 2001


     A summary of stock option activity and related information is presented below:





                                                                                YEAR ENDED JUNE 30,
                                                   --------------------------------------------------------------------
                                                              1999                 2000                  2001
                                                   --------------------------------------------------------------------
                                                                WEIGHTED               WEIGHTED               WEIGHTED
                                                                AVERAGE                AVERAGE                AVERAGE
                                                                EXERCISE               EXERCISE               EXERCISE
                                                     OPTIONS     PRICE     OPTIONS      PRICE     OPTIONS      PRICE
                                                   ---------    --------  --------     ---------  -------    ----------
     Outstanding--beginning of year............      527,778     $ 3.84    548,638      $ 4.71    690,054      $ 7.04
     Granted...................................       89,900       9.09    221,250       12.09    444,833       16.84
     Exercised.................................      (38,440)      2.64    (54,114)       3.78    (53,604)       3.12
     Terminated/canceled.......................      (30,600)      5.18    (25,720)       7.68    (62,600)      15.21
                                                    --------      -----    -------      ------  ---------     -------
     Outstanding--end of year..................      548,638     $ 4.71    690,054      $ 7.04  1,018,683     $ 11.03
                                                    ========     ======    =======      ======  =========     =======

     Exercisable at end of year................      202,550     $ 3.17    277,360      $ 3.80    384,550     $  4.89
                                                    ========     ======    =======      ======  =========     =======
     Weighted average fair value of options
        granted during year....................       $ 5.02                $ 6.99                 $ 9.76
                                                    ========               =======              =========


     The options outstanding at June 30, 2001 have been segregated into five ranges for additional disclosure as follows:

                              OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                      -------------------------------------         ------------------------
                         OPTIONS      WEIGHTED    WEIGHTED                         WEIGHTED
                       OUTSTANDING    AVERAGE      AVERAGE           EXERCISABLE   AVERAGE
       RANGE OF        AT JUNE 30,   REMAINING    EXERCISE           AT JUNE 30,   EXERCISE
    EXERCISE PRICES       2001      CONTRACTUAL     PRICE               2001        PRICE
    ---------------   -----------   -----------   --------           -----------   --------
      $2.11-$3.00      220,400         4.6         $ 2.12             220,100      $ 2.12
      $5.75-$8.00      126,150         6.5           7.11              84,050        7.01
      $8.75-$13.00     258,300         8.3          10.07              73,100        9.38
     $15.20-$18.25     397,833         9.6          17.32               4,100       15.25
           $23.56       16,000         9.0          23.56               3,200       23.56


     Bone Care has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options, and as a result, no compensation expense for stock options was recognized. For disclosure purposes only under the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Black-Scholes option pricing model was used to calculate the "fair value" of stock options using the following weighted-average assumptions:


                                                       1999        2000        2001
                                                    ---------   ---------   ---------
       Risk-free interest rate...................         5.4%        6.1%        5.1%
       Expected market price volatility factor...        0.51        0.53        0.56
       Weighted average expected life............   6.0 years   6.0 years   6.0 years

     No dividends are expected to be paid.

                          BONE CARE INTERNATIONAL, INC.

                          JUNE 30, 1999, 2000 AND 2001


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Bone Care's pro forma information follows:


                                                    1999           2000            2001
                                              ------------    ------------    -------------
Net loss:
     As reported ..........................   $ (5,776,615)   $ (9,805,245)   $  (9,014,251)
     Pro forma ............................     (6,062,349)    (10,276,600)      (9,897,569)
Net loss per share--basic and diluted:
     As reported ..........................   $      (0.57)   $      (0.89)   $       (0.70)
     Pro forma ............................          (0.60)          (0.93)           (0.77)


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


(5)  SHAREHOLDERS' RIGHTS PLAN AND PREFERRED STOCK

     In 1996, Bone Care adopted a Shareholders' Rights Plan. Under this plan, each share of common stock has associated with it one preferred share purchase right (a Right). Under certain circumstances, each Right would entitle holders to purchase from Bone Care 1/200th of one share of Series A Junior Participating Preferred Stock for the price of $12.50 per 1/200th of a share. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on per-share earnings. The Rights are not presently exercisable and are transferable only with the related shares of common stock. The Board of Directors has designated 140,000 shares of the Preferred Stock as Series A Junior Participating Preferred Stock in connection with the Rights.


(6)  INCOME TAXES

     As of June 30, 2001, Bone Care has federal and state net operating loss and R & D tax credit carryforwards expiring as follows:


                                           FEDERAL                         STATE
                                   ------------------------       -------------------------
                                                      R&D                            R&D
                                        NOL         CREDIT             NOL         CREDIT
                                   -----------   ----------       -----------     ---------
            2009...............    $      --     $     --         $   388,000     $ 24,000
            2010...............           --           --             596,000       24,000
            2011...............           --           --           1,146,000       18,000
            2012...............        322,000         --           3,061,000       24,000
            2013...............      2,726,000      219,000         4,682,000       34,000
            2014...............      4,376,000      275,000         5,667,000       42,000
            2015...............           --           --           9,202,000       56,000
            2016...............           --           --           9,230,000       40,000
            2019...............      5,518,000      190,000              --           --
            2020...............      8,998,000      273,000              --           --
            2021...............      8,982,000      288,000                           --
                                   -----------   ----------       -----------     --------
                      Total....    $30,922,000   $1,245,000       $33,972,000     $262,000
                                   ===========   ==========       ===========     ========

                          BONE CARE INTERNATIONAL, INC.

                          JUNE 30, 1998, 1999 AND 2000


     Significant components of Bone Care's deferred tax assets at June 30, 2000 and 2001 are as follows:


                                                                   2000          2001
                                                              -------------   ----------
            Deferred tax assets:
                 Inventory reserves.........................  $     225,000    $ 362,000
                 Deferred income............................         58,000           --
                 Accrued liabilities........................         41,000       18,000
                 Allowance for doubtful accounts............            --        39,000
                 Other......................................         33,000       45,000
                 Federal net operating loss carryforward....      7,459,000   10,456,000
                 Federal R&D tax credit carryforward........        957,000    1,245,000
                 State net operating loss carryforward......      1,955,000    2,671,000
                 State R&D tax credit carryforward..........        222,000      262,000
                 Valuation allowance........................    (10,634,000) (14,727,000)
                                                             --------------  -----------
            Net deferred tax assets.........................        316,000      371,000
            Deferred tax liabilities:
                 Patents....................................       (316,000)    (371,000)
                                                             --------------  -----------
            Total deferred taxes............................ $        --     $     --
                                                             ==============  ===========



     The net change in the valuation allowance for the years ended June 30, 2000 and 2001 was an increase of $4,299,000 and $4,093,000, respectively. Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to the expiration of the related carryforward period. Management believes it is more likely than not that such deferred tax assets may expire unused and, accordingly, has established a valuation against them.

     Income tax expense of $12,500 for the year ended June 30, 2000 consists of foreign taxes.


(7)  LEASE COMMITMENTS

     Bone Care has an operating lease for its office and laboratory facilities. The previous lease expired in January 2001. Total lease expense was $110,000 for each of the years ended June 30, 1999 and 2000. Bone Care has entered into a new operating lease for office and laboratory facilities which commenced in January 2001 and terminates in January 2006. Lease payments under these leases include utilities, operating costs, and property taxes. The new lease agreement provides for lease payments which average $55,664 per month. Lease expense was $412,212 for the year ended June 30, 2001. Minimum future payments under these leases as of June 30, 2001, are as follows:

                              2002..............      $ 640,923
                              2003..............        658,548
                              2004..............        676,659
                              2005..............        695,267
                              2006..............        352,349
                              thereafter........           --
                                                     ----------
                                        Total...     $3,023,746
                                                     ==========

(8)  PROFIT-SHARING PLAN

     Bone Care has established a 401(k) profit sharing plan covering substantially all employees. Employer contributions to the plan are at the discretion of the Board of Directors. Bone Care's policy is to fund profit sharing plan contributions as they accrue. Profit sharing expense amounted to $19,648, $22,710 and $61,205 for the years ended June 30, 1999, 2000 and 2001, respectively.

                          BONE CARE INTERNATIONAL, INC.

                          JUNE 30, 1999, 2000 AND 2001


(9)  MARKETABLE SECURITIES

     Securities classified as Held-to-Maturity at June 30, 2001 include the following:


                                      AMORTIZED COST    FAIR VALUE
                                      --------------    -----------
          Corporate bonds                $11,821,685    $11,945,264
          Government securities            2,402,805      2,405,125
          Certificates of deposit            200,000        200,000
                                         -----------    -----------
          Total                          $14,424,490    $14,550,389
                                         ===========    ===========


     Securities classified as Available-for-Sale at June 30, 2001 include the following:

                                                                      UNREALIZED
                                      AMORTIZED COST    FAIR VALUE   GAIN (LOSS)
                                      --------------    -----------  -----------
          Corporate bonds                $11,708,120    $11,786,673     $76,557
          Government securities            3,093,094      3,096,902       3,809
          Certificates of deposit            196,000        196,000           0
                                         -----------    -----------     -------
          Total                          $14,997,214    $15,079,575     $80,366
                                         ===========    ===========     =======


     Scheduled maturities of marketable securities:

                                            AMORTIZED COST    FAIR VALUE
                                            --------------    ----------
          Due in year ended June 30th
                   2002                        $14,997,214    $15,079,575
                   2003 - 2006                  14,144,376     14,267,662
                   2007 - 2011                     280,114        282,727
                                               -----------    -----------
          Total                                $29,421,704    $29,629,964
                                               ===========    ===========

(10) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summary quarterly financial data for the years ended June 30, 2001 and 2000 are summarized as follows:


                                                              FIRST     SECOND    THIRD      FOURTH
                                                            QUARTER    QUARTER   QUARTER    QUARTER
                                                            -------    -------   -------    -------
                                                           (IN THOUSANDS EXCEPT FOR PER SHARE  DATA)
            2001:
                 Revenue................................    $ 1,363    $   567   $ 2,009    $ 2,058
                 Loss from operations...................     (1,866)    (2,869)   (2,752)    (2,836)
                 Net loss...............................     (1,728)    (2,690)   (2,221)    (2,375)
                 Net loss per share--basic and diluted..      (0.15)     (0.22)    (0.16)     (0.17)
            2000:
                 Revenue.................................   $  --      $   206   $    59    $   120
                 Loss from operations....................    (2,072)    (2,681)   (2,575)    (3,120)
                 Net loss................................    (1,983)    (2,491)   (2,375)    (2,956)
                 Net loss per share--basic and diluted...     (0.19)     (0.22)    (0.21)     (0.26)

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

     On February 14, 2000, we engaged Arthur Andersen LLP ("Arthur Andersen") as our independent accountants. The decision to engage Arthur Andersen LLP was made on the recommendation of the audit committee of our board of directors. During the two most recent fiscal years and interim periods subsequent to June 30, 1999 and prior to engaging Arthur Andersen, neither we nor anyone on our behalf consulted Arthur Andersen regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or, except as described below, any matter that was either the subject of a disagreement (as defined in Regulation S-K item 304(a)(i)(iv)) or a reportable event (as defined in Regulation S-K item 304(a)(i)(v)). Prior to January 27, 2000 when we dismissed KPMG as our independent accountants, we did not consult Arthur Andersen regarding any matter which was the subject of a disagreement between us and KPMG. On February 11, 2000, we began to consult Arthur Andersen concerning the appropriate reserve amount for returns of Hectorol, and Arthur Andersen assisted us in drafting a response filed February 15, 2000 with the SEC concerning our reserve policy. We did not consult KPMG concerning these matters following the dismissal of KPMG. We subsequently revised our revenue recognition policy to defer revenues and the related costs at the time of Hectorol shipments to wholesale distributors until the time the product is sold by these wholesalers to retail users of the product. We filed amendments and restated our Form 10-Q for the period ended December 31, 1999 on March 21, 2000 and April 5, 2000 to reflect this revision in our revenue recognition policy. In addition, Arthur Andersen has subsequently re-audited the year ended June 30, 1999 and has included their unqualified opinion thereon within this Form 10-K for the fiscal year ended June 30, 2001.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Bone Care incorporates by reference the information required by this Item from Bone Care's definitive Proxy Statement for its 2001 Shareholders Meeting to be held on November 15, 2001, ("Proxy Statement") which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.


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


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 and 2.   Financial statements and financial statement schedule

     Reference is made to the separate index to Bone Care's financial statements and schedule contained on page 29 hereof.

     3.   Exhibits

     Reference is made to the separate exhibit index contained on page 46 hereof.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by Bone Care during the fourth quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              BONE CARE INTERNATIONAL, INC.

                                              /s/  RICHARD B. MAZESS, PH.D.
                                              ----------------------------------
                                              By  Richard B. Mazess, Ph.D.
                                                  Acting President and
                                                  Chief Executive Officer


Date: September 25, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  RICHARD B. MAZESS, PH.D.         Acting President, Chief Executive Officer,         September 26, 2001
---------------------------------     Chairman and Director
Richard B. Mazess, Ph.D.              (Principal Executive Officer)


/s/  ROBERT A. BECKMAN                Vice President - Finance and Director              September 26, 2001
--------------------------------      (Principal Financial and Accounting Officer)
Robert A. Beckman


/s/  MARTIN BARKIN, M.D.              Director                                           September 26, 2001
---------------------------------
Martin Barkin, M.D.


/s/  CHARLES R. KLIMKOWSKI, CFA       Director                                           September 26, 2001
---------------------------------
Charles R. Klimkowski, CFA


/s/  GARY E. NEI                      Director                                           September 26, 2001
---------------------------------
Gary E. Nei


/s/  CHARLES W. BISHOP, PH.D.         Director                                           September 26, 2001
------------------------------------
Charles W. Bishop, Ph.D.

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

  4.2 First Amendment to Shareholder Rights Agreement between Bone Care and Norwest Bank Minnesota, N.A.(1) (Exhibit 4.2, Amendment No. 4 to Form 10/A)

  10.1*     Incentive Stock Option Plan(1) (Exhibit 10.4)

  10.2*     1996 Stock Option Plan(2) (Exhibit 10.5)

  10.3 Amended and Restated License Agreement effective as of June 8, 1998, by and between Bone Care and Draxis Health, Inc.(4) (Exhibit 10.6)

  10.4*     Form of Stock Option Agreement(2) (Exhibit 10.7)

  10.5 Agreement, effective as of May 1, 1987, by and between the Wisconsin Alumni Research Foundation and Bone Care (confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with the Securities Act of 1933, as amended, and 17 C.F.R. 230.406 and 200.80 promulgated thereunder. Omitted information has been replaced with asterisks).(2) (Exhibit 10.8)

  14.1      Schedule II - Valuation and Qualifying Accounts and Reserves

  23        Consent of Arthur Andersen LLP

  27        Financial Data Schedule

(1) Incorporated by reference to exhibits filed with Registrant's Form 10 Registration Statement (Registration Number 02-27854) filed under the Securities Exchange Act of 1934. Parenthetical references to exhibit numbers are to the exhibit numbers in the Form 10 or, if applicable, the amendment to the Form 10.

(2) Incorporated by reference to exhibits filed with the Registrant's Form S-1 Registration Statement (Registration Number 333-43923) filed under the Securities Act of 1933. Parenthetical references to exhibit numbers are to exhibit numbers in the Form S-1.

(3) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (File No. 0-27854). Parenthetical references to exhibit numbers are to the exhibit numbers in the Form 10-Q.

(4) Incorporated by reference to exhibits filed with the Registrant's Form S-1/A Registration Statement (Registration Number 333-43923) filed under the Securities Act of 1933. Parenthetical references to exhibit numbers are to exhibit numbers in the Form S-1/A.

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.