Form 10-Q
period 2001-09-30
BONE CARE INTERNATIONAL INC
filed 2001-11-09
CIK 1009405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark one)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                          1600 Aspen Commons, Suite 300
                           Middleton, Wisconsin 53562
                         (Address, including zip code of
                    Registrant's principal executive offices)

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

                                                              Yes [X]     No [ ]

As of November 2, 2001, 14,022,722 shares of the registrant's common stock, no par value, were outstanding.

                          BONE CARE INTERNATIONAL, INC.

                                    FORM 10-Q

                For the quarterly period ended September 30, 2001

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                         Page

Item 1 Financial Statements

             Balance Sheets
             September 30, 2001 and June 30, 2001                        3

             Statements of Operations
             Quarter Ended September 30, 2001
             and 2000                                                    5

             Statements of Cash Flows
             Quarter Ended September 30, 2001
             and 2000                                                    6

             Notes to Financial Statements                               7

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                               8

Item 3 Quantitative and Qualitative Disclosures About Market Risk       10

PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                             11

Item 2    Changes in Securities and Use of Proceeds                     11

Item 3    Defaults Upon Senior Securities                               11

Item 4    Submission of Matters to a Vote of Security Holders           11

Item 5    Other Information                                             11

Item 6    Exhibits and Reports on Form 8-K                              12

SIGNATURES                                                              13

EXHIBIT INDEX                                                           14

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

BONE CARE INTERNATIONAL, INC.
Balance Sheets


---------------------------------------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------------------------------------------
                                                                                         September 30,          June 30,
                                                                                             2001                 2001
                                                                                          (Unaudited)           (Audited)
---------------------------------------------------------------------------------------------------------------------------
Current Assets:

     Cash and cash equivalents                                                            $ 1,373,218          $ 1,842,838

     Marketable securities                                                                 18,842,995           15,079,575

     Accounts receivable, net of allowance for doubtful accounts of $125,000 and
       $100,000 for September 30, 2001 and June 30, 2001,
       respectively                                                                         3,711,219            3,347,300

     Inventories                                                                            2,922,594            1,810,574

     Other current assets                                                                   1,016,908            1,085,103

---------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       27,866,934           23,165,390
---------------------------------------------------------------------------------------------------------------------------

Long-term securities                                                                        7,939,636           14,424,490

Property, plant and equipment - at cost:

     Leasehold improvements                                                                   588,632              587,632

     Furniture and fixtures                                                                   474,651              466,200

     Machinery and other equipment                                                          1,604,155            1,419,293
---------------------------------------------------------------------------------------------------------------------------
                                                                                            2,667,438            2,473,125

     Less accumulated depreciation and amortization                                         1,106,765              970,120
---------------------------------------------------------------------------------------------------------------------------
                                                                                            1,560,673            1,503,005

Patent fees net of accumulated amortization
  of $1,037,465 at September 30, 2001 and
  $988,466 at June 30, 2001                                                                 1,014,042            1,025,320

Excess of cost over fair value of net assets acquired, net of accumulated amortization of $1,000,752 at September 30, 2001 and
  June 30, 2001                                                                               359,165              359,165
---------------------------------------------------------------------------------------------------------------------------
                                                                                          $38,740,450          $40,477,370
===========================================================================================================================


See the accompanying notes to financial statements.

BONE CARE INTERNATIONAL, INC.
Balance Sheets

---------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
---------------------------------------------------------------------------------------------------------------------------
                                                                                         September 30,          June 30,
                                                                                              2001                2001
                                                                                          (Unaudited)           (Audited)
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:

   Accounts payable                                                                       $ 1,861,623          $ 1,612,543

   Accrued liabilities:

       Accrued clinical study and research costs                                              231,523              147,635

       Accrued compensation                                                                   250,708              208,930

       Due to customers                                                                          --                135,102

       Other current liabilities                                                                 --                 70,055

   Allowance for sales returns                                                                205,000              205,000
---------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                   2,548,854            2,379,265

Shareholders' equity:

   Preferred stock-authorized 2,000,000                                                          --                   --
     shares of $.001 par value; none issued

   Common stock-authorized 28,000,000 shares of no par value; issued and outstanding 14,022,722 shares at September 30, 2001
     and 13,955,372 at June 30, 2001                                                       11,393,883           11,393,883

Additional paid-in capital                                                                 61,437,597           61,240,197

Accumulated deficit                                                                       (36,752,540)         (34,616,341)

Accumulated other comprehensive income                                                        112,656               80,366
---------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                 36,191,596           38,098,105
---------------------------------------------------------------------------------------------------------------------------
                                                                                          $38,740,450          $40,477,370
===========================================================================================================================


See the accompanying notes to financial statements.

BONE CARE INTERNATIONAL, INC.
Statements of Operations
(Unaudited)


----------------------------------------------------------------------------------------------------------------------------
                                                                                                 Three Months Ended
                                                                                  ------------------------------------------
                                                                                         September 30,         September 30,
                                                                                             2001                   2000
----------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                  $ 2,652,140           $ 1,362,833
----------------------------------------------------------------------------------------------------------------------------
Operating expenses

   Cost of sales                                                                              592,906               341,216

   Research and development                                                                 1,391,717               981,266

   Sales and marketing                                                                      2,249,835             1,452,917

   General and administrative                                                                 914,934               453,219
----------------------------------------------------------------------------------------------------------------------------
                                                                                            5,149,392             3,228,618
----------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                                       (2,497,252)           (1,865,785)

Interest income                                                                               361,053               137,292
----------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                  $(2,136,199)          $(1,728,493)
============================================================================================================================
Net loss per common share - basic and diluted                                             $     (0.15)          $     (0.15)
============================================================================================================================
Weighted average number of common shares                                                   13,987,575            11,456,668
============================================================================================================================


See the accompanying notes to financial statements.

BONE CARE INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)


----------------------------------------------------------------------------------------------------------------------------
                                                                                                 Three Months Ended
                                                                                       -------------------------------------
                                                                                         September 30,         September 30,
                                                                                             2001                   2000
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities

     Net loss                                                                             $(2,136,199)           $(1,728,493)

     Adjustments to reconcile net loss to net cash used in operating activities:

         Depreciation of fixed assets                                                         138,278                 58,665

         Amortization of patents                                                               57,000                 52,500

         Amortization of goodwill                                                                --                   22,363

         Loss on disposal of fixed assets                                                       1,018                   --

         Loss on disposal of patents                                                            6,144                   --

         Changes in assets and liabilities:

              Accounts receivable                                                            (363,919)            (1,257,372)

              Inventories                                                                  (1,112,020)              (183,856)

              Other current assets                                                             68,195               (105,943)

              Other non-current assets                                                           --                  (65,975)

              Accounts payable                                                                249,080               (112,918)

              Accrued liabilities                                                             (79,491)               169,175

              Deferred income                                                                    --                  (17,435)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                      (3,171,914)            (3,169,289)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Sale of marketable securities                                                               2,753,724                990,274

Additions to property, plant and equipment                                                   (193,224)                  (520)

Patent fees                                                                                   (55,606)               (59,790)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                   2,504,894                929,964
----------------------------------------------------------------------------------------------------------------------------

Cash flow from financing activities:

Proceeds from stock option exercises                                                          197,400                   --
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                     197,400                   --
----------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                     (469,620)           (2,239,325)

Cash and cash equivalents at beginning of period                                            1,842,838              4,735,780
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $ 1,373,218            $ 2,496,455
============================================================================================================================


See the accompanying notes to financial statements.

                          BONE CARE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(1) BASIS OF PRESENTATION

    The financial statements in this report have been prepared by Bone Care International, Inc. without audit, except for balance sheet information at June 30, 2001, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2001, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 28, 2001.

    In the opinion of management, information included in this report reflects all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of results for these interim periods.

    The results of operations for the interim period ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002.


(2) REVENUE RECOGNITION POLICY

    Bone Care began selling Hectorol Capsules in October 1999. Because Hectorol Capsules were Bone Care's first product, Bone Care did not initially have historical data to estimate returns and exchanges in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." Revenues from shipments of Hectorol Capsules and the related costs were deferred at the time of shipment to wholesalers and included in the Statement of Operations at the time the product was sold by these wholesalers to retail users of the product. Effective October 1, 2000, Bone Care had sufficient experience to estimate future product returns and began recording sales and the related costs of Hectorol Capsules and Hectorol Injection based on shipments to its customers reduced by the estimated future returns. Bone Care's September 30, 2001 and June 30, 2001 balance sheets include $205,000, representing the estimated amount of future returns related to Hectorol Capsules and Hectorol Injection.

(3) INVENTORIES

    Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are comprised of:


                         ------------------------
                         September 30,   June 30,
                             2001         2001
                          (Unaudited)   (Audited)
                         ------------------------
Raw materials             $  266,348   $  385,834
Work in process            1,031,107      955,514
Finished goods             1,625,139      469,226
                         ------------------------
                          $2,922,594   $1,810,574
                         ========================


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

(6) INTANGIBLE ASSETS

    On June 30, 2001, the Financial Accounting Standards Board (FASB) finalized Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." Under Statement No. 142, existing goodwill at June 30, 2001, will no longer be amortized. Instead, an assessment of fair value will be used to test for impairment of goodwill on an annual basis or when circumstances indicate a possible impairment. On July 1, 2001, the company adopted SFAS No.
142. Application of the non-amortization provision of SFAS No 142 is expected to result in an increase in income of approximately $89,448 in fiscal 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Total revenues for the first quarter ended September 30, 2001 increased to $2,652,140 from $1,362,833 in the quarter ended September 30, 2000. The increase was primarily the result of increased sales of Hectorol(R) Capsules, which benefited from the continuing commercial shortage on Rocaltrol(R), a competitive product from Roche Pharmaceuticals.

    Gross margins for the quarter ended September 30, 2001, were $2,059,234, or 78% of revenues compared to $1,021,617, or 75% of revenues in the quarter ended September 30, 2000. Current quarter margins improved because the cost of inventory previously written off is being recovered since the FDA agreed to extend the shelf life of Hectorol Capsules from three to four years.

    Research and development expenses were $1,391,717 in the quarter ended September 30, 2001, and $981,266 in the quarter ended September 30, 2000. The increase is attributable to more work being done in preclinical studies to evaluate compounds in the treatment of psoriasis and prostate, breast, and colon cancers.

    Sales and marketing expenses increased $796,918 to $2,249,835 in the quarter ended September 30, 2001, from $1,452,917 in the quarter ended September 30, 2000. The increase is attributable to increasing the sales force from 30 to 39 and related marketing expenses in preparation of a national J-code that becomes effective January 1, 2002. This code is issued by the Centers for Medicare and Medicaid Services (CMS) for reimbursement of D-hormone therapies administered intravenously during hemodialysis.

    General and administrative expenses increased $461,715 to $914,934 in the quarter ended September 30, 2001 from $453,219 in the quarter ended September 30, 2000. The increase was attributable to an expansion of infrastructure to support Bone Care's increased commercial activities.

    Interest income increased $223,761 to $361,053 in the quarter ended September 30, 2001, from $137,292 in the quarter ended September 30, 2000. The increase was due to net higher average cash and marketable securities balances during the quarter ended September 30, 2001.

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

    Net cash used in operating activities was $3,171,914 for the quarter ended September 30, 2001 and $3,169,289 for the quarter ended September 30, 2000. The cash used by operating activities was used primarily to fund research and development as well as marketing and commercialization efforts for Hectorol Capsules and Hectorol Injection.

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

    -   manufacturing expenses;

    -   sales and marketing programs; and

    -   other operating expenses.

    Cash, cash equivalents and short- and long-term marketable securities were $28,155,849 at September 30, 2001 and $31,346,903 at June 30, 2001. Cash and
cash equivalents are currently invested primarily in short-term investment grade United States government, municipal and corporate debt securities.

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

Reimbursement Code

    On November 5, 2001 Bone Care announced that the Centers for Medicare and Medicaid Services (CMS) has issued a nationwide J-code for Hectorol Injection to become effective January 1, 2002. The J-code serves to identify standardized treatments within the CMS centralized billing system and will be used for reimbursement of D-hormone therapies administered intravenously during hemodialysis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Our sales from inception to date have been made to U.S. customers and, as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to sell in foreign markets, including Europe and Asia. Because our sales are made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. At September 30, 2001, we did not hold any short- or long-term investments other than high-grade investment securities planned to be held to maturity and, therefore, we do not believe that short-term fluctuations of interest rates would materially affect the value of our investments.

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

            -   other risk factors

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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits furnished:
            (11) Statement Regarding Computation of Loss Per Share
            (27) Financial Data Schedule

        (b) Reports on Form 8-K
            No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BONE CARE INTERNATIONAL, INC.
                                   (Registrant)




Date:  November 2, 2001            /s/ Richard B. Mazess, Ph.D.
                                   Richard B. Mazess, Ph.D.
                                   Acting President, Chief Executive Officer,
                                    Chairman, and Director
                                   (Principal Executive Officer)




Date:  November 2, 2001            /s/ Robert A. Beckman
                                   Robert A. Beckman
                                   Vice President - Finance and Director
                                   (Principal Financial and
                                    Accounting Officer)

                          BONE CARE INTERNATIONAL, INC.

                                  Exhibit Index

                For the Quarterly Period Ended September 30, 2001

No.     Description                                                       Page

11 Statement Regarding Computation of Loss Per Share...................... 15