Form 10-Q
period 2001-12-31
BONE CARE INTERNATIONAL INC
filed 2002-02-13
CIK 1009405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

                                                            Yes [X]     No

As of February 8, 2002, 14,127,572 shares of the registrant's common stock, no par value, were outstanding.

                          BONE CARE INTERNATIONAL, INC.

                                    FORM 10-Q

                For the quarterly period ended December 31, 2001

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             Page

Item 1 Financial Statements

       Balance Sheets
       December 31, 2001 and June 30, 2001                                  3

       Statements of Operations
       Quarter and Six Months Ended
       December 31, 2001 and 2000                                           5

       Statements of Cash Flows
       Quarter and Six Months Ended
       December 31, 2001 and 2000                                           6

       Notes to Financial Statements                                        7

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                  8

Item 3 Quantitative and Qualitative Disclosures About Market Risk          11

PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                                12

Item 2    Changes in Securities and Use of Proceeds                        12

Item 3    Defaults Upon Senior Securities                                  12

Item 4    Submission of Matters to a Vote of Security Holders              12

Item 5    Other Information                                                12

Item 6    Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                 14

EXHIBIT INDEX                                                              15

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

BONE CARE INTERNATIONAL, INC.
Balance Sheets

---------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------------
                                                             December 31,           June 30,
                                                                2001                 2001
                                                             (Unaudited)           (Audited)
---------------------------------------------------------------------------------------------
Current Assets:
     Cash and cash equivalents                               $ 3,314,720          $ 1,842,838
     Marketable securities                                    19,184,773           15,079,575
     Accounts receivable, net of allowance for
       doubtful accounts of $166,141 and $100,000
       for December 31, 2001 and June 30, 2001,
       respectively                                            2,451,060            3,347,300
     Inventories                                               3,526,015            1,810,574
     Other current assets                                        719,351            1,085,103
---------------------------------------------------------------------------------------------
Total current assets                                          29,195,919           23,165,390
---------------------------------------------------------------------------------------------

Long-term securities                                           5,972,083           14,424,490
Property, plant and equipment-at cost:
     Leasehold improvements                                      588,632              587,632
     Furniture and fixtures                                      479,798              466,200
     Machinery and other equipment                             1,869,671            1,419,293
---------------------------------------------------------------------------------------------
                                                               2,938,101            2,473,125
     Less accumulated depreciation and amortization            1,274,554              970,120
---------------------------------------------------------------------------------------------
                                                               1,663,547            1,503,005
Patent fees net of accumulated amortization
  of $1,043,795 at December 31, 2001 and
  $988,466 at June 30, 2001                                    1,103,840            1,025,320
Excess of cost over fair value of net assets
  acquired, net of accumulated amortization of
  $1,000,752 at December 31, 2001 and
  June 30, 2001                                                  359,165              359,165
---------------------------------------------------------------------------------------------
                                                             $38,294,554          $40,477,370
=============================================================================================


See the accompanying notes to financial statements.

BONE CARE INTERNATIONAL, INC.
Balance Sheets

----------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------
                                                            December 31,      June 30,
                                                               2001            2001
                                                            (Unaudited)      (Audited)
----------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                         $  1,903,713    $  1,612,543
   Accrued liabilities:
       Accrued clinical study and research costs                 221,697         147,635
       Accrued compensation                                      627,020         208,930
       Due to customers                                                0         135,102
       Other current liabilities                                     612          70,055
    Allowance for sales returns                                  205,000         205,000
----------------------------------------------------------------------------------------
Total current liabilities                                      2,958,042       2,379,265
Shareholders' equity:
    Preferred stock-authorized 2,000,000                               0               0
      shares of $.001 par value; none issued

    Common stock-authorized 28,000,000 shares of
      no par value; issued and outstanding 14,112,672
      shares at December 31, 2001 and 13,955,372 at
      June 30, 2001                                           11,393,883      11,393,883
Additional paid-in capital                                    61,810,798      61,240,197
Accumulated deficit                                          (38,006,443)    (34,616,341)
Accumulated other comprehensive income                           138,274          80,366
----------------------------------------------------------------------------------------
Total shareholders' equity                                    35,336,512      38,098,105
----------------------------------------------------------------------------------------
                                                            $ 38,294,554    $ 40,477,370
========================================================================================


See the accompanying notes to financial statements.

BONE CARE INTERNATIONAL, INC.
Statements of Operations
(Unaudited)

                                                 Three Months Ended              Six Months Ended
                                            December 31,    December 31,    December 31,   December 31,
                                               2001            2000            2001            2000
                                           ------------------------------------------------------------
Revenues                                   $  3,831,997    $    567,091    $  6,484,137    $  1,929,924
Operating expenses
 Cost of sales                                  793,812         154,707       1,386,718         495,923
 Research and development                     1,200,031       1,069,924       2,591,748       2,051,190
 Sales and marketing                          2,546,782       1,645,133       4,796,617       3,098,050
 General and administrative                     893,294         566,363       1,808,228       1,019,582
                                           ------------------------------------------------------------
                                              5,433,919       3,436,127      10,583,311       6,664,745
                                           ------------------------------------------------------------
Loss from operations                         (1,601,922)     (2,869,036)     (4,099,174)     (4,734,821)
  Interest income                               348,019         179,047         709,072         316,339
                                           ------------------------------------------------------------
Net loss                                   $ (1,253,903)   $ (2,689,989)   $ (3,390,102)   $ (4,418,482)
                                           ============================================================
Net loss per common share
- basic and diluted                        $      (0.09)   $      (0.22)   $      (0.24)   $      (0.37)
                                           ============================================================
Weighted average number of common shares     14,072,551      12,241,524      14,030,063      11,849,096




See the accompanying notes to financial statements.

BONE CARE INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)

                                                                    Six Months Ended
                                                              December 31,    December 31,
                                                                  2001            2000
------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net loss                                                $ (3,390,102)   $ (4,418,482)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
         Depreciation of fixed assets                             307,085         117,330
         Amortization of patents                                   63,330         105,000
         Amortization of goodwill                                       0          44,725
         Loss on disposal of fixed assets                               0               0
         Loss on disposal of patents                                9,883               0
         Changes in assets and liabilities:
              Accounts receivable                                 896,240      (1,580,494)
              Inventories                                      (1,715,441)       (196,113)
              Other current assets                                365,752        (545,211)
              Accounts payable                                    291,170         106,989
              Accrued liabilities                                 287,607         315,220
              Deferred income                                           0         (54,441)
-----------------------------------------------------------------------------------------
Net cash used in operating activities                          (2,884,476)     (6,105,477)
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
  Sale of marketable securities                                10,655,117       1,982,653
  Purchase of marketable securities                            (6,250,000)     (3,438,110)
  Additions to property, plant and equipment                     (467,627)       (612,015)
  Patent fees                                                    (151,733)       (142,210)
-----------------------------------------------------------------------------------------
Net cash provided by (used in)investing activities              3,785,757      (2,209,682)
-----------------------------------------------------------------------------------------

Cash flow from financing activities:
  Proceeds from stock option exercises                            570,601          64,700
  Net proceeds from issuance of common stock                            0      33,657,000
-----------------------------------------------------------------------------------------
Net cash provided by financing activities                         570,601      33,721,700
-----------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                       1,471,882      25,406,541
Cash and cash equivalents at beginning of period                1,842,838       4,735,780
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $  3,314,720    $ 30,142,321
=========================================================================================


See the accompanying notes to financial statements.

                          BONE CARE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

     The financial statements in this report have been prepared by Bone Care International, Inc., without audit, except for balance sheet information at June 30, 2001, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2001, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 28, 2001.

     In the opinion of management, information included in this report reflects all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of results for these interim periods.

     The results of operations for the interim period ended December 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002.


(2)  REVENUE RECOGNITION POLICY

     Bone Care began selling Hectorol Capsules in October 1999. Because
Hectorol Capsules were Bone Care's first product, Bone Care did not initially have historical data to estimate returns and exchanges in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." Revenues from shipments of Hectorol Capsules and the related costs were deferred at the time of shipment to wholesalers and included in the Statement of Operations at the time the product was sold by these wholesalers to retail users of the product. Effective October 1, 2000, Bone Care had sufficient experience to estimate future product returns and began recording sales and the related costs of Hectorol Capsules and Hectorol Injection based on shipments to its customers reduced by the estimated future returns. Bone Care's September 30, 2001 and June 30, 2001 balance sheets include a $205,000 accrual, representing the estimated amount of future returns related to Hectorol Capsules and Hectorol Injection.


(3)  INVENTORIES

     Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are comprised of:

                                  ---------------------------------
                                   December 31,           June 30,
                                      2001                  2001
                                   (Unaudited)           (Audited)
                                  ---------------------------------
             Raw materials        $    598,455           $  385,834
             Work in process         1,263,281              955,514
             Finished goods          1,664,279              469,226
                                  ---------------------------------
                                  $  3,526,015           $1,810,574
                                  =================================

(4)  COMMON STOCK

     Bone Care completed a public offering of 2,300,000 shares of common stock at a price of $16.00 per share in December 2000. Bone Care received proceeds of $33,657,000 from the sale, net of offering expenses. The underwriters of the Company's December 2000 common stock offering exercised their over-allotment option to acquire 145,000 additional shares of common stock at a price of $16.00 per share in January 2001. Bone Care received proceeds of $2,115,800 from the sale, net of offering expenses.

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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Revenues for the quarter ended December 31, 2001 increased to $3,832,000 from $567,000 in the quarter ended December 31, 2000. Revenues for the six months ended December 31, 2001 increased to $6,484,000 from $1,930,000 in the six months ended December 31, 2000. These increases were the result of increased sales of both Hectorol Injection and Hectorol Capsules. Hectorol Injection has been gaining market acceptance, which has been facilitated by some of the fiscal intermediaries that implemented local Medicare billing codes in advance of a national reimbursement code effective January 1, 2002. Hectorol Capsules benefited from a commercial shortage of Rocaltrol(R), a competitive product from Roche Pharmaceuticals, in the quarter ended September 30, 2001. Although Rocaltrol was commercially available by October 1, 2001 and TEVA Pharmaceuticals launched a generic form of Rocaltrol in October,2001, sales of Hectorol Capsules were higher in the quarter ended December 31, 2001 as compared to the quarter ended December 31, 2000.

     Gross margins for the quarter ended December 31, 2001, were $3,038,000, or 79% of revenues compared to $412,000, or 73% of revenues in the quarter ended December 31, 2000. Gross margins for the six months ended December 31, 2001, were $5,097,000, or 79% of revenues compared to $1,434,000, or 74% of revenues in the six months ended December 31, 2000. Current quarter margins improved because inventory previously written off can now be sold as a result of an FDA approval to extend the shelf life of Hectorol Capsules from three to four years.

     Research and development expenses were $1,200,000 in the quarter ended December 31, 2001, and $1,070,000 in the quarter ended December 30, 2000. Research and development expenses were $2,592,000 in the six months ended December 31, 2001, and $2,051,000 in the six months ended December 30, 2000. These increases are attributable to expanded preclinical studies designed to evaluate early stage compounds in the treatment of psoriasis and prostate, breast, and colon cancers.

     Sales and marketing expenses increased to $2,547,000 in the quarter ended December 31, 2001, from $1,645,000 in the quarter ended December 31, 2000. Sales and marketing expenses increased to $4,797,000 in the six months ended December 31, 2001, from $3,098,000 in the six months ended December 31, 2000.

These increases are attributable to increasing the sales force from 30 at December 31, 2000 to 40 by December 31, 2001. The clinical support staff increased from 3 to 7, and the marketing staff increased from 4 to 9 during calendar 2001. We implemented these headcount increases in anticipation of a national J-code that became effective January 1, 2002. This code was issued by the Centers for Medicare and Medicaid Services (CMS) for reimbursement of Hectorol Injection during hemodialysis.

     General and administrative expenses increased to $893,000 in the quarter ended December 31, 2001 from $566,000 in the quarter ended December 31, 2000. General and administrative expenses increased $789,000 to $1,808,000 in the six months ended December 31, 2001 from $1,020,000 in the six months ended December 31, 2000. These increases were attributable to an expansion of infrastructure to support Bone Care's increased commercial activities.

     Interest income increased to $348,000 in the quarter ended December 31, 2001, from $179,000 in the quarter ended December 31, 2000. Interest income increased to $709,000 in the six months ended December 31, 2001, from $316,000 in the six months ended December 31, 2000. These increases were due to net higher average cash and marketable securities balances during the quarter and six months ended December 31, 2001 as compared the prior year corresponding periods.

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

     Net cash used in operating activities was $2,884,475 for the six months ended December 31, 2001 and $6,105,477 for the six months ended December 31, 2000. The cash used by operating activities was used primarily to fund research and development as well as marketing and commercialization efforts for Hectorol Capsules and Hectorol Injection.

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

  -  manufacturing expenses;

  -  sales and marketing programs; and

  -  other operating expenses.

     Cash, cash equivalents and short- and long-term marketable securities were $28,471,576 at December 31, 2001 and $31,346,903 at June 30, 2001. Cash and
cash equivalents are currently invested primarily in short-term investment grade United States government, municipal and corporate debt securities.

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

Manufacturing

     As previously disclosed, the sole manufacturer of Hectorol Injection received a warning letter from the FDA that identified deviations from the FDA's current Good Manufacturing Practices. This manufacturer has informed us that a recent FDA inspection identified continuing deviations, some of which related directly to Hectorol Injection. The manufacturer has advised us that they intend to implement changes in the manufacturing process in response to the FDA notification which will require a shutdown of Hectorol Injection production until the manufacturing process can be revalidated, which they expect to complete by June 2002. Bone Care has adequate inventory to meet the expected demand for Hectorol Injection beyond this planned shutdown period, although no assurance can be given that the revalidation process will be completed by that time. Bone Care believes the existing inventory is safe and effective, in spite of the manufacturing deviations. There can be no assurance that the FDA will find that our manufacturer's responses and proposed corrective actions are adequate or that the FDA will not take further action and, if the FDA is not satisfied with our manufacturer's responses and proposed corrective action, the FDA could take regulatory actions including seizure of products, injunction against further manufacture, recall or other actions that could further interrupt production and sales of Hectorol Injection.

Reimbursement

     The Centers for Medicare and Medicaid Services (CMS) issued a nationwide J-code for Hectorol Injection effective for services delivered after January 1, 2002. Prior to January 1, use of Hectorol Injection was limited in scope because it was not universally reimbursed or the claims required additional documentation for reimbursement. While we believe the issuance of this J-code will eventually provide nationwide reimbursement of claims for Hectorol Injection, there will be delays in implementation by payers processing Medicare, Medicaid, and private insurance claims.

     Three of the approximately 30 Medicare fiscal intermediaries have recently proposed an "oral first" policy, which would prevent Medicare reimbursement for an intravenous vitamin D unless an oral vitamin-D therapy had been shown to fail prior to initiating the intravenous form. Dialysis providers who cite experiential and clinical evidence favoring use of the intravenous forms of vitamin D are aggressively challenging these policies.

     These three fiscal intermediaries have also proposed a "least-cost alternative" (LCA) policy which would reduce the reimbursement for all intravenous vitamin-D therapies to a fixed payment per administration irrespective of the cost of therapy. In an LCA environment, providers would be motivated to use therapy with the lowest acquisition cost rather than prescribing products with the highest reimbursement value. One intermediary that processes Medicare claims successfully implemented an LCA policy in 2001 citing an absence of clear clinical evidence differentiating the three available intravenous vitamin D products.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our sales from inception to date have been made to U.S. customers and, as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to sell in foreign markets, including Europe and Asia. Because our sales are made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. At December 31, 2001, we did not hold any short- or long-term investments other than high-grade investment securities planned to be held to maturity and, therefore, we do not believe that short-term fluctuations of interest rates would materially affect the value of our investments.

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

                  None

Item 3.   Defaults Upon Senior Securities

                  None

Item 4.   Submission of Matters to a Vote of Security Holders

               The 2001 Annual Meeting of Shareholders of Bone Care was held on November 15, 2001. The total number of shares of Bone Care's common stock, no par value per share, outstanding as of October 11, 2001, the record date of the annual meeting, was 14,022,722. Management of Bone Care solicited proxies pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A promulgated thereunder for the Annual Meeting. Two directors, Richard B. Mazess, Ph.D. and Gary E. Nei, were elected to serve until the 2004 Annual Meeting of Shareholders. Both nominees were elected by a vote of 13,417,891 votes "FOR"; no votes "AGAINST"; and 232,553 "WITHHELD AUTHORITY".

               Amendment of the Bone Care International, Inc. 1996 Stock Option Plan to increase the number of shares of common stock available for grant under the Plan from 1,600,000 to 2,300,000 shares was approved. The amendment was approved by a vote of 12,884,286 votes "FOR"; 710,929 votes "AGAINST"; and 55,229 votes "ABSTAIN".


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

               Hectorol(R) is a registered trademark of Bone Care International, Inc., in the United States, European communities, Japan, and several other countries. Bone Care(R) is a registered trademark of Bone Care International in the United States. HectorolTM is the brand name for the active drug substance of our first product, doxercalciferol. This Quarterly Report also includes trademarks of other companies.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits furnished:
               (11)   Statement Regarding Computation of Loss Per Share

          (b)  Reports on Form 8-K
               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BONE CARE INTERNATIONAL, INC.
                                   (Registrant)




Date:  February 13, 2002           /s/ Richard B. Mazess, Ph.D.
                                   Richard B. Mazess, Ph.D.
                                   Acting President, Chief Executive Officer,
                                   Chairman, and Director
                                   (Principal Executive Officer)




Date:  February 13, 2002           /s/ Robert A. Beckman
                                   Robert A. Beckman
                                   Vice President - Finance and Director
                                   (Principal Financial and
                                    Accounting Officer)

                          BONE CARE INTERNATIONAL, INC.

                                  Exhibit Index

                For the Quarterly Period Ended December 31, 2001

No.  Description                                                 Page

11   Statement Regarding Computation of Loss Per Share........... 15