Form 10-Q
period 2002-03-31
BONE CARE INTERNATIONAL INC
filed 2002-05-15
CIK 1009405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                                            Yes [X]     No [ ]

As of March 31, 2002, 14,151,572 shares of the registrant's common stock, no par value, were outstanding.

                          BONE CARE INTERNATIONAL, INC.

                                    FORM 10-Q

                  For the quarterly period ended March 31, 2002

                                TABLE OF CONTENTS


PART I  - FINANCIAL INFORMATION                                           Page

Item 1 Financial Statements

          Balance Sheets
          March 31, 2002 and June 30, 2001                                 3

          Statements of Operations
          Quarter and Nine Months Ended
          March 31, 2002 and 2001                                          5

          Statements of Cash Flows
          Nine Months Ended
          March 31, 2002 and 2001                                          6

          Notes to Financial Statements                                    7

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                 8

Item 3 Quantitative and Qualitative Disclosures About Market Risk         11

PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                               12

Item 2    Changes in Securities and Use of Proceeds                       12

Item 3    Defaults Upon Senior Securities                                 12

Item 4    Submission of Matters to a Vote of Security Holders             12

Item 5    Other Information                                               12

Item 6    Exhibits and Reports on Form 8-K                                13

SIGNATURES                                                                14

EXHIBIT INDEX                                                             15

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

BONE CARE INTERNATIONAL, INC.
Balance Sheets

-------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------
                                              March 31,             June 30,
                                                 2002                 2001
                                            (Unaudited)            (Audited)
-------------------------------------------------------------------------------
Current Assets:
     Cash and cash equivalents               $ 1,219,277          $ 1,842,838
     Marketable securities                    19,566,503           15,079,575
     Accounts receivable, net of allowance
       for doubtful accounts of $136,000 and
       $100,000 for March 31, 2002 and
       June 30, 2001, respectively             2,913,001            3,347,300
     Inventories                               2,574,918            1,810,574
     Other current assets                        676,613            1,085,103
-------------------------------------------------------------------------------
Total current assets                          26,950,312           23,165,390
-------------------------------------------------------------------------------

Long-term securities                           5,589,096           14,424,490
Property, plant and equipment-at cost:
     Leasehold improvements                      588,632              587,632
     Furniture and fixtures                      449,687              466,200
     Machinery and other equipment             2,069,074            1,419,293
-------------------------------------------------------------------------------
                                               3,107,393            2,473,125
     Less accumulated depreciation
       and amortization                        1,358,478              970,120
-------------------------------------------------------------------------------
                                               1,748,915            1,503,005
Patent fees net of accumulated amortization
  of $1,018,056 at March 31, 2002 and
  $988,466 at June 30, 2001                    1,167,644            1,025,320
Excess of cost over fair value of net
  assets acquired, net of accumulated
  amortization of $1,000,752 at March 31,
  2002 and June 30, 2001                         359,165              359,165
-------------------------------------------------------------------------------
                                             $35,815,132          $40,477,370
===============================================================================


See the accompanying notes to financial statements.

BONE CARE INTERNATIONAL, INC.
Balance Sheets


-------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------
                                              March 31,            June 30,
                                                 2002                2001
                                             (Unaudited)           (Audited)
-------------------------------------------------------------------------------
Current liabilities:
-------------------------------------------------------------------------------
   Accounts payable                         $  1,398,514         $  1,612,543
   Accrued liabilities:
       Accrued clinical study and
         research costs                          311,646              147,635
       Accrued compensation                      307,471              208,930
       Due to customers                                -              135,102
       Other current liabilities                   1,099               70,055
    Allowance for sales returns                   50,000              205,000
-------------------------------------------------------------------------------
Total current liabilities                      2,068,730            2,379,265
-------------------------------------------------------------------------------
Shareholders' equity:
-------------------------------------------------------------------------------
    Preferred stock-authorized 2,000,000
      shares of $.001 par value; none issued           -                    -
-------------------------------------------------------------------------------
    Common stock-authorized 28,000,000
      shares of no par value; issued and
      outstanding 14,151,572 shares at
      March 31, 2002 and 13,955,372 at
      June 30, 2001                           11,393,883           11,393,883
Additional paid-in capital                    62,059,942           61,240,197
Accumulated deficit                          (39,787,071)         (34,616,341)
Accumulated other comprehensive income            79,648               80,366
-------------------------------------------------------------------------------
Total shareholders' equity                    33,746,402           38,098,105
-------------------------------------------------------------------------------
                                            $ 35,815,132         $ 40,477,370
===============================================================================

See the accompanying notes to financial statements.

BONE CARE INTERNATIONAL, INC.
Statements of Operations
(Unaudited)

                                      Three Months Ended                       Nine Months Ended
                               -------------------------------------    ----------------------------------------
                                  March 31,       March 31,              March 31,           March 31,
                                     2002           2001                   2002                2001
                               ---------------------------------------------------------------------------------
Revenues                         $ 3,774,692   $ 2,008,626            $ 10,258,829         $ 3,938,550
Operating expenses
 Cost of sales                       889,957       797,685               2,276,675           1,293,608
 Research and development          1,687,705     1,304,709               4,279,453           3,355,899
 Sales and marketing               2,450,436     1,981,265               7,247,053           5,079,315
 General and administrative          812,975       677,368               2,621,203           1,696,949
                               ------------------------------------    ----------------------------------------
                                   5,841,073     4,761,027              16,424,384          11,425,771
                               ------------------------------------    ----------------------------------------
Loss from operations              (2,066,381)   (2,752,401)             (6,165,555)         (7,487,221)
  Interest income                    285,753       531,085                 994,825             847,424
                               ------------------ -----------------     ---------------------------------------
Net loss                         $(1,780,628)  $(2,221,316)            $(5,170,730)        $(6,639,797)
                               ====================================    ========================================
Net loss per common share -
basic and diluted                     $(0.13)       $(0.16)                 $(0.37)             $(0.53)
                               ====================================    ========================================
Weighted average number of
common shares                     14,124,449    13,929,414              14,061,066          12,532,412


See the accompanying notes to financial statements.

BONE CARE INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)
                                                        Nine Months Ended
                                                   -----------------------------
                                                      March 31,      March 31,
                                                        2002           2001
                                                   -----------------------------
Cash flows from operating activities
     Net loss                                       $ (5,170,730)  $ (6,639,797)
     Adjustments to reconcile net loss to net
   cash used in operating activities:
         Depreciation of fixed assets                    504,268        215,724
         Amortization of patents                         119,067        147,381
         Amortization of goodwill                           --           67,086
         Loss on disposal of fixed assets                  4,890           --
         Changes in assets and liabilities:
              Accounts receivable                        434,299     (2,006,818)
              Inventories                               (764,344)      (732,994)
              Other current assets                       408,490       (645,215)
              Accounts payable                          (214,029)       111,959
              Accrued liabilities                         58,494         41,910
              Deferred income                               --          (63,539)
         Allowance for Returns                          (155,000)          --
-------------------------------------------------------------------------------
Net cash used in operating activities                 (4,774,595)    (9,504,303)
-------------------------------------------------------------------------------

Cash flows from investing activities:
  Sale (purchase) of marketable securities, net        4,347,748    (26,039,917)
  Additions to property, plant and equipment            (735,129)    (1,390,452)
  Patent fees                                           (281,330)      (230,219)
-------------------------------------------------------------------------------
Net cash provided by (used in) investing activities    3,331,289    (27,660,588)
-------------------------------------------------------------------------------
Cash flow from financing activities:
  Proceeds from stock option exercises                   819,745         87,772
  Net proceeds from issuance of common stock                --       35,772,800
-------------------------------------------------------------------------------
Net cash provided by financing activities                819,745     35,860,572
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents               (623,561)    (1,304,319)
Cash and cash equivalents at beginning of period       1,842,838      4,735,780
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period          $  1,219,277   $  3,431,461
===============================================================================


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

     The results of operations for the interim period ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002.


(2) REVENUE RECOGNITION POLICY

         Bone Care began selling Hectorol Capsules in October 1999. Because Hectorol Capsules were Bone Care's first product, Bone Care did not initially have historical data to estimate returns and exchanges in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." Revenues from shipments of Hectorol Capsules and the related costs were deferred at the time of shipment to wholesalers and included in the Statement of Operations at the time the product was sold by these wholesalers to retail users of the product. Effective October 1, 2000, Bone Care had sufficient experience to estimate future product returns and began recording sales and the related costs of Hectorol Capsules and Hectorol Injection based on shipments to its customers reduced by the estimated future returns. The Company's balance sheets included herein reflect an accrual representing the estimated amount of future returns related to Hectorol Capsules and Hectorol Injection of $50,000 at March 31, 2002 and $205,000 at June 30, 2001.

(3) INVENTORIES

     Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are comprised of:

                                     -----------------------------
                                     March 31,            June 30,
                                       2002                 2001
                                     (Unaudited)         (Audited)
                                     -----------------------------
          Raw materials               $  134,125       $  385,834
          Work in process                697,200          955,514
          Finished goods               1,743,593          469,226
                                     -----------------------------
                                      $2,574,918       $1,810,574
                                      ===========================

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

(6)      INTANGIBLE ASSETS

         On June 30, 2001, the Financial Accounting Standards Board (FASB) finalized Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." Under Statement No. 142, existing goodwill at June 30, 2001, will no longer be amortized. Instead, an assessment of fair value will be used to test for impairment of goodwill on an annual basis or when circumstances indicate a possible impairment. On July 1, 2001, the company adopted SFAS No.
142. Application of the non-amortization provision of SFAS No 142 is expected to result in an increase in income of $89,448 in fiscal 2002.

         Financial Accounting Standard No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by December 31, 2001, screens for impairment; while the second phase (if necessary), required to be completed by June 30, 2002, measures the impairment. The Company completed its first phase impairment analysis during the quarter ended December 31, 2001 and found no instances of impairment. The second testing phase, absent future indicators of impairment, is not necessary during fiscal 2002.

                                                                         Three Months Ended
                                                                --------------------------------------
                                                                   March 31,            March 31,
                                                                      2002                 2001
                                                                -----------------    -----------------

Net Loss:     Reported net loss                                     $ (1,780,628)        $ (2,221,316)
              Goodwill amortization                                            -               22,362
                                                                -----------------    -----------------
                    Adjusted net loss                               $ (1,780,628)        $ (2,198,954)
                                                                =================    =================

Basic and diluted loss per share:
              Reported loss per share                                    $ (0.13)             $ (0.16)
              Goodwill amortization                                            -                    -
                                                                -----------------    -----------------
                    Adjusted basic and diluted loss per share            $ (0.13)             $ (0.16)
                                                                =================    =================


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Revenues for the quarter ended March 31, 2002 increased to $3,775,000 from $2,009,000 in the quarter ended March 31, 2001. Revenues for the nine months ended March 31, 2002 increased to $10,259,000 from $3,939,000 in the nine months ended March 31, 2001. These increases were the result of increased sales of both Hectorol Injection and Hectorol Capsules. Hectorol Injection has been gaining market acceptance, which has been facilitated by the implementation of a national reimbursement code effective January 1, 2002. Hectorol Capsules had benefited from a commercial shortage of Rocaltrol(R), a competitive product from Roche Pharmaceuticals, in the quarter ended September 30, 2001. Rocaltrol was again commercially available by October 1, 2001. In addition, TEVA Pharmaceuticals launched a generic form of Rocaltrol in October 2001. As a result, sales of Hectorol Capsules declined from $1.7 million in the quarter ended December 31, 2001, to $1.1 million in the quarter ended March 31, 2002.

         Gross margins for the quarter ended March 31, 2002 were $2,885,000, or 76% of revenues, compared to $1,211,000, or 60% of revenues in the quarter ended March 31, 2001. Gross margins for the nine months ended March 31, 2002, were $7,982,000, or 78% of revenues, compared to $2,645,000, or 67% of revenues, in the nine months ended March 31, 2002. Current quarter and current year margins improved because inventory previously written off can now be sold as a result of an FDA approval to extend the shelf life of Hectorol Capsules from three to four years.

     Research and development expenses were $1,688,000 in the quarter ended March 31, 2002, and $1,305,000 in the quarter ended March 31, 2001. Research and development expenses were $4,279,000 in the nine months ended March 31, 2002, and $3,356,000 in the nine months ended March 31, 2001. These increases are attributable to expanded preclinical studies designed to evaluate early stage compounds in the treatment of psoriasis and prostate, breast, and colon cancers and attributable to costs associated with a FDA filing for a pre-dialysis dosage.

     Sales and marketing expenses increased to $2,450,000 in the quarter ended March 31, 2002, from $1,981,000 in the quarter ended March 31, 2001. Sales and marketing expenses increased to $7,247,000 in the nine months ended March 31, 2002, from $5,079,000 in the nine months ended March 31, 2001. These increases are attributable to increasing the sales force from 29 at March 31, 2001 to 44 by March 31, 2002. The clinical support staff increased from 5 to 7, and the marketing staff increased from 4 to 8 during the same period. We implemented these headcount increases in anticipation of a national J-code that became effective January 1, 2002. This code was issued by the Centers for Medicare and Medicaid Services (CMS) for reimbursement of Hectorol Injection during hemodialysis.

         General and administrative expenses increased to $813,000 in the quarter ended March 31, 2002 from $677,000 in the quarter ended March 31, 2001. General and administrative expenses increased to $2,621,000 in the nine months ended March 31, 2002 from $1,697,000 in the nine months ended March 31, 2001. These increases were attributable to an expansion of infrastructure to support Bone Care's increased commercial activities.

         Interest income decreased to $286,000 in the quarter ended March 31, 2002, from $531,000 in the quarter ended March 31, 2001. The decrease in the quarter was due to carrying lower cash and marketable security balances in the quarter ended March 31, 2002, as well as lower interest rates. Interest income increased to $995,000 in the nine months ended March 31, 2002, from $847,000 in the nine months ended March 31, 2001. The increase was due to net higher average cash and marketable securities balances during the nine months ended March 31, 2002 as compared to the prior year corresponding period. This was primarily a result of the common stock offering completed in December 2000.

Liquidity and Capital Resources

         In December 2000 and January 2001 we completed a public offering of 2,445,000 shares of common stock at a price of $16.00 per share. We received net proceeds of approximately $35.8 million from the sale.

         Net cash used in operating activities was $4,775,000 for the nine months ended March 31, 2002 and $9,504,000 for the nine months ended March 31, 2001. The cash used by operating activities was used primarily to fund research and development as well as marketing and commercialization efforts for Hectorol Capsules and Hectorol Injection.

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

     -  manufacturing expenses;

     -  sales and marketing programs; and

     -  other operating expenses.

         Cash, cash equivalents and short- and long-term marketable securities were $26,375,000 at March 31, 2002 and $31,347,000 at June 30, 2001. Cash and
cash equivalents are currently invested primarily in short-term investment grade United States government, municipal and corporate debt securities.

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

Manufacturing

         The sole manufacturer of Hectorol Injection received a warning letter from the FDA in 2000 that identified deviations from the FDA's current Good Manufacturing Practices. This manufacturer received an additional letter from the FDA that identified continuing deviations, some of which related directly to the production of Hectorol Injection. The manufacturer formally responded to the FDA with a plan to implement changes in their manufacturing process which will require a shutdown of Hectorol Injection production until the manufacturing process can be revalidated, which they expect to complete by July 2002. Bone Care has adequate inventory to meet the expected demand for Hectorol Injection beyond this planned shutdown period, although no assurance can be given that the revalidation process will be completed by that time. Bone Care believes the existing inventory is safe and effective, in spite of the manufacturing deviations. There can be no assurance that the FDA will find that our manufacturer's corrective actions are adequate or that the FDA will not take further action and, if the FDA is not satisfied with our manufacturer's corrective action, the FDA could take regulatory actions including seizure of products, injunction against further manufacture, recall or other actions that could further interrupt production and sales of Hectorol Injection.

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

         Four of the 29 Medicare fiscal intermediaries have proposed "oral first" policies, which would prevent Medicare reimbursement for an intravenous vitamin D unless an oral vitamin-D therapy had first been shown to fail. Dialysis providers who cite experiential and clinical evidence favoring use of the intravenous forms of vitamin D are aggressively challenging these policies.

         Three of these four fiscal intermediaries have also proposed a "least-cost alternative" (LCA) policy which would reduce the reimbursement for all intravenous vitamin-D therapies to a fixed payment per administration irrespective of the cost of therapy. In an LCA environment, providers would be motivated to use therapy with the lowest acquisition cost rather than prescribing products with the highest reimbursement value. One intermediary that processes Medicare claims successfully implemented an LCA policy in 2001 citing an absence of clear clinical evidence differentiating the three available intravenous vitamin D products.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Our sales from inception to date have been made to U.S. customers and, as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to sell in foreign markets, including Europe and Asia. Because our sales are made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. At March 31, 2002, we did not hold any short- or long-term investments other than high-grade investment securities planned to be held to maturity and, therefore, we do not believe that short-term fluctuations of interest rates would materially affect the value of our investments.

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

Item 6.     Exhibits and Reports on Form 8-K

                  (a)      Exhibits furnished:
                      (11)     Statement Regarding Computation of Loss Per Share

                  (b) Reports on Form 8-K No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BONE CARE INTERNATIONAL, INC.
                                   (Registrant)




Date:  May 10, 2002                 /s/ Richard B. Mazess, Ph.D.
                                   Richard B. Mazess, Ph.D.
                                   Acting President,
                                   Chief Executive Officer,
                                   Chairman, and Director
                                   (Principal Executive Officer)




Date:  May 10, 2002                 /s/ Robert A. Beckman
                                    Robert A. Beckman
                                    Vice President - Finance and Director
                                   (Principal Financial and
                                    Accounting Officer)

                          BONE CARE INTERNATIONAL, INC.

                                  Exhibit Index

                  For the Quarterly Period Ended March 31, 2002

No.     Description                                                 Page

11      Statement Regarding Computation of Loss Per Share........... 16