Form 10-K
period 2002-06-30
BONE CARE INTERNATIONAL INC
filed 2002-09-30
CIK 1009405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27854

                          BONE CARE INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Wisconsin                              39-1527471
     (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)

            1600 Aspen Commons                           53562
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
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                             -------     -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of August 1, 2002, there were issued and outstanding 14,156,772 shares of Common Stock. The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $84,657,497 as of September 26, 2002, assuming solely for purposes of this calculation that all directors and executive officers of the registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Bone Care International, Inc., Proxy Statement for its 2002 Shareholders Meeting to be held on November 15, 2002 (Part III).

                          BONE CARE INTERNATIONAL, INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 2002

                                                                                                             PAGE
                                                                                                             ----
PART I

Item 1       Business...................................................................................        4

Item 2       Properties.................................................................................       20

Item 3       Legal Proceedings..........................................................................       20

Item 4       Submission of Matters to a Vote of Security Holders........................................       20

PART II

Item 5       Market for Registrant's Common Equity and Related Stockholder Matters......................       22

Item 6       Selected Financial Data....................................................................       23

Item 7       Management's Discussion and Analysis of Financial Condition and Results of Operations......       24

Item 7A      Quantitative and Qualitative Disclosures about Market Risk.................................       28

Item 8       Financial Statements and Supplementary Data................................................       29

Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......       45

PART III

Item 10      Directors and Executive Officers of the Registrant.........................................       45

Item 11      Executive Compensation.....................................................................       45

Item 12      Security Ownership of Certain Beneficial Owners and Management and Related
               Stockholder Matters......................................................................       45

Item 13      Certain Relationships and Related Transactions.............................................       45

PART IV

Item 14      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................       45

Signatures. ............................................................................................       46

Sarbanes-Oxley Certifications...........................................................................       47

Index to Exhibits.......................................................................................       48

         In this Annual Report on Form 10-K, "Bone Care," "we," "us" and "our" refer to Bone Care International, Inc., unless the context suggests otherwise.

         Bone Care(R) and Hectorol(R) are registered trademarks of Bone Care International, Inc., in the United States. A community trademark application for Hectorol is pending in the European Community Trademark Office, Japan, and selected other countries. Hectorol is the brand name for the active drug substance, doxercalciferol. This filing also includes trademarks of other companies.

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

         - our ability to avoid or minimize delays in or interruption of the manufacture and supply of our products; and

         - other risk factors set forth under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.

         In addition, in this Annual Report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to Bone Care, our business or our management, are intended to identify forward-looking statements.

         Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this filing. However, we acknowledge our obligation to disclose material developments related to previously disclosed information. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in the filing may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1. BUSINESS

OVERVIEW

         Bone Care is a pharmaceutical company engaged in discovering, developing and commercializing improved vitamin D-hormone therapies to treat secondary hyperparathyroidism in patients with kidney (or renal) disease, osteoporosis and other diseases, including psoriasis and cancers where vitamin D therapy may be of benefit such as cancers of the prostate, breast and colon. We were founded in 1984 as a subsidiary of Lunar Corporation, located in Madison, Wisconsin, and we were spun off from Lunar in 1996.

         We licensed our first product, doxercalciferol or Hectorol, as it is known commercially, in 1987 from the University of Wisconsin, a leading vitamin D research center. Hectorol is a vitamin D-hormone replacement therapy approved by the FDA in two formulations to treat secondary hyperparathyroidism in patients with end-stage renal disease, or ESRD. Hectorol is a safe and effective therapy for reducing elevated levels of parathyroid hormone (PTH) in blood in the management of secondary hyperparathyroidism, a disease characterized by excessive secretion of PTH. Hyperparathyroidism, if left untreated, can eventually result in cardiovascular compromise, reduced immunity, muscle weakness, bone loss and fractures. Virtually all ESRD patients suffer from secondary hyperparathyroidism. We obtained FDA approval for Hectorol Capsules in June 1999, and we began selling this orally administered product in the United States in October 1999. We filed a supplemental New Drug Application with the FDA in December 2001 to treat secondary hyperparathyroidism in chronic kidney disease (CKD) patients. If approved, this would expand the approved indications for Hectorol Capsules. We obtained FDA approval for Hectorol Injection in April 2000, we launched this intravenous product in the United States in August 2000, and we received a national Medicare reimbursement code for Hectorol Injection in January 2002. We are also developing doxercalciferol and other vitamin D-hormones to treat several other diseases.

BACKGROUND

         D-hormones are produced in the body from vitamin D that is either ingested or generated in the skin from sunlight exposure. D-hormones have essential roles in human health; they regulate (1) parathyroid hormone (PTH) secretion by the parathyroid glands, (2) the absorption of calcium by the small intestine, (3) muscle function, and (4) the proliferation and maturation of several types of normal and abnormal cells. D-hormone deficiency in CKD occurs when the kidneys are unable to produce D-hormones. Without sufficient D-hormone levels, PTH secretion is increased and calcium absorption in the small intestine is reduced, leading to hypocalcemia and eventually to bone disease.

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

         The goals of D-hormone therapy in this setting are to decrease blood PTH levels and to normalize blood calcium, thereby treating or preventing bone disease, and other adverse effects of elevated PTH. There are other vitamin D-hormones on the market which have been approved for the treatment of secondary hyperparathyroidism and are competing with Hectorol. The three key competing products are calcitriol, paricalcitol and alfacalcidol. The challenge in administering vitamin D hormone therapy is to deliver a sufficiently high dose to be effective without causing toxic side effects, including:

         - Excessive phosphorus and/or calcium in the blood, which increases the risk that mineral deposits will develop in soft tissues, such as in the heart and arteries, contributing to cardiac disease, or in the kidneys, accelerating kidney failure in CKD patients.

         - Excessive phosphorus in the blood, which stimulates secretion of PTH by the parathyroid glands and exacerbates secondary hyperparathyroidism.

         - Excessive calcium in the urine, which increases the risk that calcium-rich deposits will develop in the kidneys and accelerate kidney failure in CKD patients.

Due to the risks of these side effects, D-hormones are customarily administered at low dosages. Starting dosages are increased cautiously, to minimize the chance of these toxic side effects and optimize therapeutic response. The pharmacokinetic profiles of calcitriol and paricalcitol typically demonstrate supraphysiological spikes occurring rapidly after administration, followed by trough levels at concentrations below the physiologic range of activated vitamin
D. This is in contrast to the relatively constant blood levels of D-hormones that are maintained in individuals with normal kidney function without side effects, yielding consistent, efficient regulation of PTH secretion.

         Currently United States physicians and dialysis providers favor intravenous products because of several factors: (1) Medicare reimbursement is only available for intravenous products; (2) repeated oral delivery of active D-hormones promotes their breakdown in the intestine, thereby increasing intestinal absorption of calcium and reducing the amount delivered to the parathyroid glands; and (3) healthcare professionals can assure patient compliance with drug administration at the time of dialysis.

THE BONE CARE SOLUTION

         We have two FDA approved products to treat secondary hyperparathyroidism in ESRD patients: Hectorol Injection and Hectorol Capsules. Hectorol offers:

         - Safe and Effective Treatment. Data obtained from our clinical trials have demonstrated that Hectorol is a safe and effective therapy for treating secondary hyperparathyroidism in ESRD patients. In these trials, Hectorol reduced blood levels of PTH in more than 90% of the treated patients with minimal side effects. Based on these and other trials, we believe that Hectorol compares favorably to competitive D-hormones, including calcitriol, paricalcitol and alfacalcidol; however, we have not performed comparative trials to demonstrate these conclusions.

         - Oral Delivery that Expands Market Opportunities. Hectorol Capsules provide a safe, convenient and effective oral vitamin D therapy for the management of PTH levels in patients with CKD. Oral Hectorol has the potential to be used in other clinical settings besides CKD. Intravenous D-hormone products are used only in hemodialysis patients under medical supervision. Competitive intravenous D-hormones may be less well suited for oral delivery because they are fully active on delivery, which can cause certain cells lining the small intestine to absorb too much calcium and phosphorus, leading to side effects. Hectorol, on the other hand, is an inactive pro-hormone that, after oral delivery, is not available to these intestinal cells.

         - A Pro-Hormone that Provides Consistent Levels of Natural D-Hormones. Hectorol is a vitamin D pro-hormone, an inactive vitamin D analog that is metabolized by the liver into two active and naturally occurring D-hormones. Activated Hectorol is released into the bloodstream at a rate which mimics the normal physiologic production of active D-hormones by normal kidneys. Normal physiologic blood levels of D-hormones allow efficient regulation of PTH secretion by the parathyroid glands with few side effects.

         - A Potentially Wider Therapeutic Window. We believe that there is indirect evidence that Hectorol has a wider range, or therapeutic window, between a minimum effective dose and a dose with significant side effects as compared to other D-hormone therapies. Animal studies have demonstrated that Hectorol has fewer side effects than calcitriol or alfacalcidol when delivered at doses of equivalent potency. No clinical trials directly comparing Hectorol to any other D-hormone therapy in ESRD patients have been conducted. We have not conducted any comparative trials of D-hormones in any human subjects. A wider therapeutic window would improve safety and facilitate patient management.

OUR STRATEGY

         Our strategy is to develop new D-hormone products and commercialize our two approved products, Hectorol Injection and Hectorol Capsules, by:

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

         - Competitively Pricing Hectorol. Hectorol Injection is priced in the United States at a modest premium to the older D-hormone, calcitriol, but below the more recently launched D-hormone, paricalcitol. We believe Hectorol's competitive pricing will create interest by third-party payors and facilitate its acceptance in the United States market. Hectorol

                  Capsules also represent an attractive cost-effective alternative to intravenous D-hormone therapies. While oral D-hormone therapies are not reimbursed by Medicare, they are favored outside of the United States. We are the only company with both an oral and intravenous D-hormone product approved for treatment of dialysis patients in the United States, and we believe we are well positioned to take advantage of changes in preference for the method of delivery.

         - Expanding the Approved Indications for Hectorol Capsules. We filed a supplemental New Drug Application with the FDA in December 2001 to treat secondary hyperparathyroidism in CKD patients. We do not have plans to request FDA approvals for other new indications in the next two years.

         - Developing Additional Product Offerings. We will continue to use our research, clinical and regulatory expertise to seek to develop our other patented D-hormones for targeted diseases, such as osteoporosis in elderly patients, as well as for psoriasis and cancers where vitamin D therapy may be of benefit, such as cancers of the prostate, breast and colon.

OUR PRODUCTS

         Our objective is to discover, develop and commercialize vitamin D-hormone therapies with improved safety and efficacy profiles to treat a variety of diseases where current treatments are either unavailable or inadequate. Comparative studies in several animal species have demonstrated that our vitamin D technologies potentially have an improved therapeutic index as compared to other vitamin D analogs. In pre-clinical models, Hectorol and/or LR-103 are 3 to 30 times less toxic when administered at doses with equivalent potency as compared to calcitriol and/or alfacalcidol. Additional animal studies have shown that, unlike Hectorol and LR-103, competitive D-hormone therapies cause significant calcium deposits in the kidneys when delivered in doses equivalent to those used to treat patients. We cannot be certain, however, that additional clinical studies will support our conclusion that Hectorol has a wider therapeutic window than other D-hormone therapies.

HECTOROL INJECTION

We developed Hectorol Injection for use in the approximately 315,000 ESRD patients in the United States who undergo hemodialysis three times per week. Our FDA submission included data from two Phase III trials which included a total of 70 patients and consisted of an eight-week monitoring period in which no D-hormone therapies were given, followed by a 12-week period in which patients received open-label treatment with Hectorol Injection at hemodialysis. The study endpoint for effectiveness was the observed reduction in blood PTH levels, and the endpoints for safety were the observed rates of hypercalcemia and hyperphosphatemia. In both trials, after 12 weeks of open-label treatment, mean blood PTH levels were reduced 40 to 50%. These reductions were statistically significant (p<0.01). In both studies, blood PTH reached a predetermined optimal range in more than 70% of treated patients. Hectorol Injection normalized blood calcium but also caused infrequent episodes of hypercalcemia and hyperphosphatemia. We obtained FDA approval for Hectorol Injection in April 2000, and we began selling the product in August 2000. We must complete and submit a post-approval Phase IV trial in pediatric patients with ESRD by August 2004. The FDA allowed us to market Hectorol Injection to ESRD patients, but requires us to complete a post-approval Phase IV trial in pediatric patients with ESRD by August 2004. We plan to commence these trials by March 2003, although the actual start date is contingent on receiving additional supply of Hectorol Injection from either the current supplier or an additional supplier. Any further delay in receiving product for this clinical trial could cause us to miss the deadline for completion. If we fail to timely satisfy this requirement, the FDA could withdraw its existing approval.

HECTOROL CAPSULES

         Hectorol Capsules are approved for use in the approximately 315,000 ESRD patients in the United States. In addition, we have completed clinical trials of Hectorol Capsules to gain FDA approval for use in CKD patients, which is a larger disease population. The FDA approved Hectorol Capsules in June 1999 based on the results of two Phase III trials involving a total of 211 subjects, of which 138 were dosed with Hectorol Capsules. Each trial consisted of an eight-week monitoring period in which no D-hormone therapies were given, followed by a 16-week period in which patients received open-label treatment with Hectorol Capsules at hemodialysis, and an eight-week period in which patients received, in a double-blinded randomized fashion, continuing treatment with either Hectorol Capsules or a matching placebo. The study endpoint for effectiveness was the observed reduction in blood PTH levels, and the endpoints for safety were the observed rates of hypercalcemia and hyperphosphatemia. In both trials, after 16 weeks of open-label treatment, mean blood PTH levels were reduced more than 50%. These reductions were statistically significant (p<0.01). In addition, blood PTH reached a pre-determined optimal range in 83% of the treated patients. At the end of the eight additional weeks of blinded treatment, mean blood PTH levels in patients receiving Hectorol Capsules remained approximately 50% below those receiving a matching placebo. Differences in mean blood PTH levels between patients receiving Hectorol Capsules and those receiving placebo treatments were clinically and statistically significant. Hectorol Capsules normalized blood calcium levels but caused infrequent episodes of hypercalcemia and hyperphosphatemia.

         Hectorol Capsules compete with calcitriol (brand name Rocaltrol(R)) sold by Roche Pharmaceuticals and the generic form of calcitriol sold by TEVA Pharmaceuticals. The total annual sales of these two competitive products in the United States are approximately $34 million. The competitive products are approved in the United States for the treatment of elevated PTH in both ESRD and CKD patients, while Hectorol is not yet approved for the treatment of CKD patients.

                  SECONDARY HYPERPARATHYROIDISM IN CKD PATIENTS. Secondary hyperparathyroidism begins to develop in patients with modest reductions in kidney function and becomes more severe as CKD progresses. Evidence from published clinical research suggests that early intervention with D-hormone replacement therapy can slow the progression and enhance the treatment of secondary hyperparathyroidism in CKD patients. Calcitriol is approved in the United States, and we believe oral alfacalcidol is used in certain foreign markets to treat CKD patients. As with their use in dialysis patients, however, these competitive oral products can cause toxic side effects at the doses required for effective treatment and can hasten the onset of dialysis.

                  We have completed two randomized, double-blind, placebo-controlled Phase III trials for Hectorol Capsules to treat secondary hyperparathyroidism in CKD patients. The trials consisted of an eight-week monitoring period in which no D-hormone therapies were given, followed by a 24-week period in which patients were treated with either Hectorol Capsules or a matching placebo. The study endpoint for effectiveness was the observed reduction in blood PTH levels, and the endpoints for safety were the observed rates of hypercalcemia, hyperphosphatemia and hypercalciuria, and significant decreases in kidney function. In both studies, Hectorol significantly reduced blood PTH levels relative to a matching placebo without significant side effects. We used the results from these two trials as the basis for filing a supplemental New Drug Application with the FDA in December 2001, requesting approval to market Hectorol Capsules for secondary hyperparathyroidism in CKD patients.

                  The National Kidney Foundation (NKF) published the Clinical Practice Guideline for Chronic Kidney Disease (CKD); Evaluation, Classification and Stratification through their Dialysis Outcomes Quality Initiative Program (DOQI or K-DOQI) in February 2002. This guideline stratifies patients with kidney disease into five ranges based on kidney function as measured by the Glomerular Filtration Rate
         (GFR) of the patient. GFR is widely accepted as the best overall measure of kidney function. The K-DOQI Guideline recommends the treatment of bone disease and disorders of calcium and phosphorus metabolism when the GFR is <60 ml/min. This recommendation may encourage a shift in clinical practice to include patients in three of the five stratifications. The NKF estimates that there are approximately 7,600,000 stage three patients and 400,000 stage four patients. Stage five consists of the 315,000 dialysis-dependent patient population, of which approximately 55% to 65% are treated with vitamin D hormone therapy. This potential shift in practice could positively influence our market potential in the CKD patient population.

                  Congressman Fortney ("Pete") Stark (D-CA) has introduced a new bill - H.R.4729, the Medicare Chronic Kidney Disease Act. If enacted into law, this bill would provide full Medicare coverage and End Stage Renal Disease (ESRD) prevention services to uninsured patients suffering from CKD but who have not as yet progressed to ESRD. Medicare coverage for treatment of the CKD patient population would promote wider acceptance of treatment and enhance the shift in the practice to earlier treatment. There can be no assurance that this bill will be enacted or, if enacted, that it will remain in its current form.

                  SECONDARY HYPERPARATHYROIDISM IN ELDERLY OSTEOPOROSIS PATIENTS. We plan to further investigate the use of Hectorol Capsules to treat secondary hyperparathyroidism in elderly osteoporosis patients. Of the 16 million people in the United States over the age of 75 years, we estimate that two to four million have secondary hyperparathyroidism associated with osteoporosis. In many elderly individuals, there is reduced responsiveness of the parathyroid glands, the small intestine and muscles to D-hormones. Higher D-hormone levels are needed in the blood of these individuals to control PTH secretion and to maintain both intestinal calcium absorption and muscle strength. Often these individuals develop secondary hyper-parathyroidism. Left untreated, the elevated level of PTH in the blood causes bone loss which increases the risk of debilitating fractures. In addition, decreased muscle strength increases the risk of falling, which in turn further increases the risk of fractures. Fractures often result in disfigurement, decreased mobility and, in some cases, extensive hospitalization and chronic nursing home care.

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

                  We completed a Phase II trial in 1992 in the United States to evaluate Hectorol Capsules to treat postmenopausal osteoporosis. We and our corporate collaborators concluded that the data from the trial did not provide a sufficient basis for initiating pivotal Phase III trials with Hectorol Capsules to treat postmenopausal osteoporosis. Based on published reports that D-hormones have efficacy in patients with secondary hyperparathyroidism, we plan to initiate an additional Phase II trial of Hectorol Capsules in elderly osteoporosis patients to treat secondary hyperparathyroidism. We plan to conduct a six month proof of principle study beginning in 2003, and if successful, we will present the design of a potential Phase III trial to the FDA. We would initiate the Phase III trial in 2004 if a satisfactory design can be agreed upon with the FDA.

HYPERPROLIFERATIVE DISEASES

         In addition to having a role in parathyroid function and calcium and phosphorus metabolism, D-hormones have an important role in regulating skin, prostate, breast and colon cells. We are investigating the use of Hectorol Capsules or our other improved D-hormone therapies in diseases associated with hyperproliferative or neoplastic cell growth such as psoriasis and cancers of the prostate, breast and colon. Data from preclinical models suggest that vitamin D analogs inhibit the growth of cancer cells expressing the vitamin D receptor.

                  PSORIASIS. We may develop LR-103 as an oral D-hormone therapy for psoriasis, a chronic disease that most often affects the skin. Psoriatic lesions are characterized by an abnormal thickening or growth of the skin, usually on the scalp, elbows, knees and shins. Microscopic examination of these lesions reveals an increased rate of skin cell division, together with a decrease in the time required for these cells to migrate to the skin surface, resulting in thickening or growth of the skin.

                  According to the National Psoriasis Foundation, psoriasis affects more than seven million individuals in the United States of which approximately 1.5 million are being treated by a physician. A similar prevalence rate is observed in Europe. Psoriasis affects people of all ages, with most exhibiting mild or moderate lesions. No cure for psoriasis exists. Dovonex(R) (topical calcipotriol marketed by Bristol-Myers Squibb Company) is a synthetic D-hormone analog of calcitriol and is approved to treat psoriasis in the United States. Dovonex and tacalcitol, another D-hormone analog, are approved to topically treat psoriasis in many countries outside of the United States. Currently, no oral D-hormones are approved to treat psoriasis in the United States.

                  Clinical studies have demonstrated that orally administered D-hormones can cause significant improvement in psoriatic lesions reducing, in particular, skin redness, scaling and thickness. In many patients, complete clearing of psoriatic lesions is observed during the course of D-hormone treatment.

                  PROSTATE, BREAST AND COLON CANCERS. We intend to develop Hectorol Capsules or another of our vitamin D analogs to treat cancers which have the potential to respond to vitamin D therapy, such as prostate, breast and colon cancers. These cancer cells contain specific D-hormone receptors, and pre-clinical models have demonstrated that vitamin D analogs inhibition of growth of prostate, breast and colon tumor cells in vitro and in vivo. Oncologists consider D-hormones to be a potentially promising treatment for cancers expressing the vitamin D receptor. The challenge with vitamin D-hormones in the treatment of cancer is to achieve positive effects without inducing the frequently observed side effects associated with high doses of D-hormones, typically hypercalcemia. We believe that no D-hormone has received marketing approval for cancer anywhere in the world.

                  Prostate cancer has become the most commonly diagnosed tumor in American men. The American Cancer Society (ACS) estimates that in the year 2002, 189,000 men will be diagnosed with, and 30,200 men will die from, prostate cancer. Breast cancer is the second leading cause of death among women in the United States. According to ACS estimates, in the year 2002, 203,500 women will be diagnosed with, and 39,600 women will die from, invasive breast cancer. Colon cancer is the third most common cancer in American men and women. The ACS estimates that in the year 2002, 148,300 men and women will be diagnosed with, and 56,600 people will die from, colon cancer. The major known risk factors for prostate cancer, namely old age, race and residence at northern latitudes, are all associated with low blood levels of vitamin D, the natural precursor for D-hormones. Incidence rates for breast and colon cancers also correlate with residence in northern latitudes. Mortality rates for these three cancers increase as exposure to ultraviolet radiation, the principal source of vitamin D in the human body, decreases.

                  We have completed a Phase I, dose escalation trial of daily, oral Hectorol in patients with hormone refractory prostate cancer. The results of this study have been recently reported (Clinical Cancer Research 9:2820-2827, September 2002). A total of 25 patients were enrolled in this study. Oral doses of Hectorol ranging from 5 to 15 ug/day were administered. Patients were closely followed for side effects in order to determine the maximally tolerated dose of daily, oral Hectorol. Patients were monitored for response by objective imaging techniques. Two patients had radiographically confirmed partial responses while five other patients maintained stable disease for at least 6 months. The most common toxicity observed during this trial was reversible hypercalcemia. Based on the results of this study, a maximum daily dose of 12.5 ug was recommended for further evaluation in Phase II clinical trials in cancer patients. PSA is a commonly used biomarker used to determine disease progression in patients with prostate cancer. In vitro studies with vitamin D analogs demonstrate stimulation of PSA production despite growth inhibitory effects on the cancer cells. Not surprisingly during the Phase I trial, no concordance between PSA response and objective response was observed. Results from the Phase I trial were sufficiently encouraging that we continue to evaluate Hectorol in Phase II clinical trials in Hormone Refractory Prostate Cancer. The results of a Phase II trial are being evaluated. Collaborations with the University of Wisconsin and other institutions to further explore the use of Hectorol in prostate cancer and other oncology settings are ongoing.

LR-103 AND BCI-202

         We are investigating the use of LR-103, BCI-202 and other research compounds in pre-clinical studies to evaluate them to treat psoriasis and cancers.

         Hectorol's chemical structure differs from that of calcitriol and alfacalcidol. Results from animal studies indicate that Hectorol shows a 3-to-15-fold lower incidence of toxic side effects compared to calcitriol and alfacalcidol at doses having equivalent potency. Consequently, we synthesized and evaluated a series of compounds with chemical structures related to Hectorol. From this research, we determined that Hectorol is activated, in part, to LR-103, whereas calcitriol and alfacalcidol cannot be so activated.

         We have since synthesized LR-103 and closely related analogs and have studied their pharmacological properties in biological models in collaboration with the USDA. LR-103 is as potent as Hectorol, calcitriol and alfacalcidol, but is 30 times less likely than calcitriol and alfacalcidol to cause toxic side effects. In addition, we have observed that LR-103 inhibits growth of skin cells as well as breast and colon cancer cells. LR-103 is readily absorbed after oral delivery and circulates through the bloodstream to tissues which respond to D-hormones. LR-103 currently is in the late stages of pre-clinical research, and we plan to begin Phase I clinical studies with LR-103 in 2003.

         BCI-202 is a novel pro-hormone in an early stage of pre-clinical development. We cannot be certain that future studies will yield safe and effective results that warrant continued development.

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

         We are directing our marketing efforts to the following key decision makers:

         - Nephrologists. The nephrologist is the physician responsible for the care of patients diagnosed with early and end-stage renal disease. This care includes delivering D-hormone replacement therapy, which may be administered based on protocols developed in conjunction with the dialysis clinics. We estimate that in the United States there are approximately 6,300 nephrologists caring for 315,000 dialysis patients and over 1,000,000 CKD patients.

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

         During the last six months, we increased our headcount of direct sales and clinical support specialists. As of September 26, 2002, the sales and marketing department consisted of 53 people, including a Vice President - Sales, Vice President - Marketing, 7 marketing positions, 39 direct sales people and 5 clinical support specialists. Additionally, we may seek to establish mutually beneficial alliances or marketing agreements with partners who can access geographic markets and therapeutic areas where we have no current or planned sales presence.

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

         A number of pharmaceutical and biotechnology companies are developing new products for the treatment of the same diseases we have targeted. Abbott Laboratories, Inc., markets intravenous calcitriol (Calcijex(R)) and intravenous paricalcitol (Zemplar(R)). These drugs are approved to manage secondary hyperparathyroidism in ESRD patients in the United States and in European countries. Roche Pharmaceuticals markets oral calcitriol (Rocaltrol) and TEVA Pharmaceuticals markets generic calcitriol in the United States to manage secondary hyperparathyroidism in CKD patients. A number of companies, including Leo Pharmaceutical Products A/S, TEVA Pharmaceuticals and Chugai Pharmaceutical Company Co., Ltd., market oral or intravenous alfacalcidol, a synthetic analog of calcitriol, in Europe and Asia under various trade names for both secondary hyperparathyroidism and osteoporosis. Other companies, including Amgen, Inc., and NPS Pharmaceuticals, Inc., also are developing new therapies to manage secondary hyperparathyroidism in ESRD patients in the United States and foreign markets. Several companies, including Leo Pharmaceutical Products A/S, ILEX Oncology, Inc., and Chugai Pharmaceutical Co. LTD, are developing D-hormone therapies to treat cancers. Leo Pharmaceutical Products A/S, Bristol-Myers Squibb Company and other companies are marketing a topical D-hormone (Dovonex) in major markets of the world to treat psoriasis. Teijin Limited is marketing topical tacalcitol to treat psoriasis outside the United States.

INTELLECTUAL PROPERTY

         Our success will depend in part on our ability to develop patentable products and technologies and obtain patent protection for our products and technologies both in the United States and other countries. We currently have over 60 issued patents and over 90 pending applications worldwide. We have several United States patents covering the use of Hectorol for the prevention and treatment of secondary hyperparathyroidism and metabolic bone disease, including renal osteodystrophy. Patents covering secondary hyperparathyroidism begin to expire in 2010. Patents covering metabolic bone disease begin to expire in 2009.

         A corresponding patent for the use of Hectorol to prevent and manage secondary hyperparathyroidism in kidney dialysis patients has been allowed by the European patent office, issued in Australia and Canada, and is pending in the Japanese patent office. All of these patents expire in 2016. A corresponding patent for the use of Hectorol to prevent and treat metabolic bone disease has been issued by the European Patent Office and expires in 2009.

         We also own United States patents for the use of Hectorol for treating prostate cancer that expire in 2013. We have filed counterpart patent applications in Europe and other geographic markets, including Japan, that expire in 2017. We own United States and European patents for delayed sustained release formulations of Hectorol as a treatment for psoriasis. Foreign counterpart applications are also pending in Japan and other major markets. The psoriasis-related patents expire in 2013.

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

         We have granted Draxis Health Inc. a license to use and sell Hectorol in Canada for secondary hyperparathyroidism, osteoporosis and other metabolic bone diseases. We also have granted Draxis a license in Canada to all know-how developed by or on behalf of us relating to the use of Hectorol for those indications. Draxis entered into the license agreement in 1990 and paid Bone Care $100,000 for the rights to treat secondary hyperparathyroidism and metabolic bone disease with Hectorol in Canada. The agreement does not include royalty payments and expires upon the expiration date of the last to expire of the Canadian patents. Draxis received marketing approval for Hectorol Capsules in Canada in May 2001 and plans to launch the product in the near future.

         We own issued patents and have pending patent applications in the United States and other countries relating to other D-hormones. Our patents and pending applications include claims to compounds, compositions, methods of synthesizing the compounds and compositions, methods of use and methods of delivery of active D-hormone and D-hormone analogs.

         We and the USDA jointly own rights to LR-103 under issued patents and pending patent applications. The USDA has granted to us an exclusive worldwide license to make, use and sell products covered under their rights. This agreement, as amended in March 2002, calls for us to commercialize LR-103 by December 31, 2006, or the USDA may modify or terminate the license. In any circumstance, however, we would retain marketing rights under these patents. The USDA license terminates upon the expiration of the last licensed patent.

         In addition to patent protection, we also rely on proprietary information and trade secrets. We require our employees, consultants and advisors to execute confidentiality agreements upon commencement of an employment or a consulting relationship with us.

MANUFACTURING

         We currently have no internal manufacturing capabilities. We rely on third party contractors to produce our active pharmaceutical ingredient and for the subsequent manufacturing and packaging of finished drug products.

         The sole manufacturer of Hectorol Injection received a warning letter from the FDA in September 2000 identifying general deviations from the FDA's current Good Manufacturing Practices (c-GMP) regarding manufacturing procedures, records and training. Our supplier received another letter from the FDA in December 2001 identifying additional deviations from c-GMP pursuant to a follow-up inspection of their facility. In response to this second FDA letter, our supplier agreed to halt production of Hectorol Injection until such time as these deviations could be remediated. Our supplier is scheduled to produce validation lots during late October and early November that could ultimately be used as commercial product. If our manufacturer completes the validation lots by early November and passes the FDA site inspection and the FDA accelerates their review of our submission, we do not anticipate a reduction in revenue as a result of a reduced supply of product. If our manufacturer does not meet this timetable, we could experience a reduction in revenue. There can be no assurance that the FDA will find that our manufacturer's responses and corrective actions are adequate or that the FDA will not take further action. If the FDA is not satisfied with our manufacturer's responses and corrective actions, the FDA could take regulatory actions against our manufacturer, including seizure of products, injunction against further manufacture, recall or other actions that could interrupt production of Hectorol Injection. Any such action would have a material adverse effect on us. We are managing the inventory levels of the supplier channels to attempt to ensure that the end-users of our product, clinics and patients, do not experience any shortage of product. In addition, we have been working on contingency plans, including an additional source of supply. We anticipate that an additional source would be available during the second quarter of calendar year 2003.

         We purchase our active pharmaceutical ingredient from a sole supplier, although we are currently in the process of obtaining regulatory approval for an additional supplier. In addition, Bone Care relies on one supplier to formulate capsules and another supplier to package both Hectorol Capsules and Hectorol Injection. Although other suppliers, formulators and vendors are available and could provide these goods and services to Bone Care on comparable terms, any change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

         All of our suppliers have FDA-inspected facilities that are required to operate under current Good Manufacturing Practices regulations established by the FDA. These regulations govern all stages of the drug manufacturing process and are intended to assure that drugs produced will have the identity, strength, quality and purity represented in their labeling for all intended uses. If we were to establish our own manufacturing facility, we would need additional funds and would have to hire and train additional personnel and comply with the extensive regulations applicable to the facility. We believe our relationships with our suppliers are good.

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

         Even after initial FDA or other health authority approval has been obtained, further studies, including Phase IV post-marketing studies, may be required to provide additional data on safety. Additional studies will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested and may be required for Hectorol Injection and Hectorol Capsules. Also, the FDA or other regulatory authorities require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling or a change in manufacturing facility, an application seeking approval of such changes will be required to be submitted to the FDA or other regulatory authority.

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

EMPLOYEES

         As of September 26, 2002, we had 102 full-time employees, including 15 in research and development, 19 in compliance, quality and regulatory affairs, 53 in sales and marketing and 15 in administration. Five of our employees have Ph.D. degrees. None of our employees are represented by a union, and we consider our employee relations to be good.

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

         RISKS RELATED TO OUR BUSINESS

         OUR BUSINESS IS AT AN EARLY STAGE OF DEVELOPMENT AND WE DO NOT HAVE A SIGNIFICANT HISTORY FOR YOU TO EVALUATE US ON.

         Our business is at an early stage of development, and we currently do not have significant revenues or positive cash flow. We face many obstacles before we can generate enough revenue to achieve positive cash flow and finance our operations. In June 1999, we received FDA approval to market Hectorol Capsules in the United States to manage secondary hyperpara-thyroidism in kidney dialysis patients and began selling Hectorol Capsules in October 1999. In April 2000, we received FDA approval to market Hectorol Injection to manage secondary hyperparathyroidism in dialysis patients and began selling Hectorol Injection in the United States in August 2000. We do not have FDA approval to market Hectorol for other indications or to market any other products. All of our other product candidates require extensive research and development and clinical testing before we can submit a New Drug Application to the FDA.

         WE HAVE A HISTORY OF LOSSES AND EXPECT OUR LOSSES TO CONTINUE.

         We have incurred losses since we began operating. As of June 30, 2002, our accumulated deficit was approximately $41.5 million. To date, we have spent our funds primarily on product development and more recently on sales and marketing expenses incurred to launch Hectorol Injection and Hectorol Capsules. In fiscal year 2003 and subsequent fiscal years, we plan to make large expenditures to expand clinical indications for Hectorol Capsules and to develop other new products, which may result in losses in future periods. These expenditures include costs associated with performing clinical trials for new products, continuing our research and development and seeking foreign regulatory approvals for Hectorol. The amount of these expenditures is difficult to forecast accurately and cost overruns may occur. We expect our operating losses to continue and increase. It is possible, depending on the rate at which our revenues increase and our marketing and research and development activities expand, that our losses will continue at least through 2003. Our ability to generate revenues in the near future will depend primarily on our success in marketing and selling Hectorol Injection and Hectorol Capsules. We do not know whether we will achieve profitability or, if we do, whether we will be able to sustain profitability. We believe that we have sufficient cash and investments to allow us to continue operating our business for at least the next two years.

         WE MAY FAIL TO SATISFY THE FDA'S CONDITIONS FOR MARKETING APPROVAL FOR HECTOROL INJECTION, AND FOR HECTOROL CAPSULES, SLOWING THE PROGRESS OF OUR BUSINESS.

         The FDA allowed us to market Hectorol Injection to ESRD patients, but requires us to complete a post-approval Phase IV trial in pediatric patients with ESRD by August 2004. We plan to commence these trials by March 2003, although the actual start date is contingent on receiving additional supply of Hectorol Injection from either the current supplier or an additional supplier. Any further delay in receiving product for this clinical trial could cause us to miss the deadline for completion. If we fail to timely satisfy this requirement, the FDA could withdraw its existing approval.

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

         Even after initial FDA or other health authority approval has been obtained, further studies, including Phase IV post-marketing studies, may be required to provide additional data on safety. Additional studies will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested and may be required for Hectorol Injection and Hectorol Capsules. Also, the FDA or other regulatory authorities may require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling or a change in manufacturing facility, the FDA or other regulatory authorities may require an application seeking approval of such changes.

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

         WE DO NOT HAVE EXPERIENCE COMMERCIALIZING PRODUCTS AND MAY NOT BE ABLE TO SUCCESSFULLY DO SO.

         We began selling Hectorol Capsules in the United States in October 1999, and we began selling Hectorol Injection in the United States in August 2000. As of September 26, 2002, we have hired 44 of the 55 full-time direct sales people and clinical support specialists we intend to hire. We will need to invest a significant amount of money to complete the development of our sales and marketing resources.

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

         IF THE MEDICAL COMMUNITY DOES NOT ACCEPT HECTOROL, OUR BUSINESS WILL SUFFER.

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

         MEDICARE REIMBURSEMENT FOR HECTOROL INJECTION COULD BE REDUCED OR MODIFIED.

         The Center for Medicare and Medicaid Services (CMS) controls Medicare reimbursement for D-hormone therapies administered intravenously during hemodialysis. CMS issued a nationwide reimbursement code for Hectorol Injection in January 2002, which effectively provides for reimbursement to the dialysis providers on a "fee-for-service" basis. CMS could decide to eliminate "fee-for-service" coverage for intravenous D-hormone therapies and instead make a fixed payment to dialysis providers for the total care of each patient, otherwise known as capitation, which would include oral or intravenous D-hormone therapy. Capitation will encourage use of lower cost oral D-hormone therapies and may have an adverse effect on sales of intravenous D-hormones, including Hectorol Injection. Also, some of the fiscal intermediaries which process Medicare and Medicaid claims for reimbursement have proposed "oral first" or "least cost alternative" pricing for injectible vitamin D therapies. Both types of proposals are designed to reduce the current outlay for injectible therapies, and could adversely affect the average selling price of all vitamin D injectible therapies, including Hectorol Injection.

         FAILURE TO RAISE ADDITIONAL FUNDS IN THE FUTURE MAY DELAY OR ELIMINATE SOME OR ALL OF OUR EFFORTS TO DEVELOP, MANUFACTURE AND SELL HECTOROL AND ANY OF OUR FUTURE PRODUCTS.

         In recent years we have significantly increased our sales and marketing expenditures and we continue to spend significant amounts on research and development. We cannot be sure that our estimates of capital expenditures for Hectorol and the development of our other new products will be accurate. We could have significant cost overruns that could reduce our ability to commercialize new products.

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

         The manufacture of pharmaceutical products requires significant expertise and capital investment. We do not have the internal capability to manufacture pharmaceutical products, and we currently use others to manufacture active pharmaceutical ingredients and to formulate and package Hectorol. Our manufacturers are required to adhere to regulations enforced by the FDA. Our dependence upon others to manufacture our products may adversely affect our profit margins and our ability to develop and commercialize products on a timely and competitive basis. Delays or difficulties with contract manufacturers in producing, packaging or distributing our products would adversely affect the sales of Hectorol or introduction of other products. If we have to seek alternative sources of supply, we may be unable to enter into alternative supply arrangements on commercially acceptable terms, if at all. We employ a small number of employees and independent consultants to coordinate and manage the actions of these parties. Any disruption of these activities could impede our ability to sell Hectorol, which would result in reduced revenue.

         The sole manufacturer of Hectorol Injection received a warning letter from the FDA in September 2000 identifying general deviations from the FDA's current Good Manufacturing Practices (c-GMP) regarding manufacturing procedures, records and training. Our supplier received another letter from the FDA in December 2001 identifying additional deviations from c-GMP pursuant to a follow-up inspection of their facility. In response to this second FDA letter, our supplier agreed to halt production of Hectorol Injection until such time as these deviations could be remediated. Our supplier is scheduled to produce validation lots during late October and early November that could ultimately be used as commercial product. If our manufacturer completes the validation lots by early November and passes the FDA site inspection and the FDA accelerates their review of our submission, we do not anticipate a reduction in revenue as a result of a reduced supply of product. If our manufacturer does not meet this timetable, we could experience a reduction in revenue. There can be no assurance that the FDA will find that our manufacturer's responses and corrective actions are adequate or that the FDA will not take further action. If the FDA is not satisfied with our manufacturer's responses and corrective actions, the FDA could take regulatory actions against our manufacturer, including seizure of products, injunction against further manufacture, recall or other actions that could interrupt production of Hectorol Injection. Any such action would have a material adverse effect on us. We are managing the inventory levels of the supplier channels to attempt to ensure that the end-users of our product, clinics and patients, do not experience any shortage of product. In addition, we have been working on contingency plans, including an additional source of supply. We anticipate that an additional source would be available during the second quarter of 2003.

         We purchase our active pharmaceutical ingredient from a sole supplier, although we are currently in the process of obtaining regulatory approval for an additional supplier. In addition, Bone Care relies on one supplier to formulate capsules and another supplier to package both Hectorol Capsules and Hectorol Injection. Although other suppliers, formulators and vendors are available and could provide these goods and services to Bone Care on comparable terms, any change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

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

         WE CANNOT ASSURE YOU THAT WE WILL OBTAIN REGULATORY APPROVALS FOR ANY OF OUR FUTURE PRODUCTS.

         Obtaining required regulatory approvals may take several years to complete and consume substantial capital resources. There is no assurance that the FDA or any other regulatory authority will act quickly or favorably on any of our future requests for product approval, or that the FDA or any other regulatory authority will not require us to provide additional data that we do not currently anticipate to obtain product approvals. We cannot apply for FDA approval to market our future products until each product successfully completes its pre-clinical and clinical trials. We have filed a supplemental New Drug Application with the FDA in December 2001, requesting approval to market Hectorol Capsules for secondary hyperparathyroidism in CKD patients. Several factors could prevent successful completion or cause significant delays of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that the product is safe and effective for use in humans. If safety problems develop, the FDA could stop our trials before completion. If we are not able to obtain regulatory approvals for use of our future products, or if the patient populations for which they are approved are not sufficiently broad, the commercial success of these products could be limited.

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

         OUR FAILURE TO EXPAND OUR MANAGEMENT SYSTEMS AND CONTROLS TO SUPPORT ANTICIPATED GROWTH COULD HARM OUR BUSINESS.

         Our operations continue to grow and we expect this expansion to continue as we execute our business strategy. Sustaining our growth has placed significant demands on management and our administrative, operational, information technology, financial and personnel resources. Accordingly, our future operating results will depend on the ability of our officers and other key employees to continue to implement and improve our operational, quality compliance, regulatory support and financial control systems, and effectively expand, train and manage our employee base. We may not be able to manage our growth successfully, which could seriously harm our operating results and business.

         RISKS RELATED TO OUR INDUSTRY

         WE HAVE MANY COMPETITORS, SEVERAL OF WHICH HAVE SIGNIFICANTLY GREATER FINANCIAL AND OTHER RESOURCES.

         We face competition from several companies that are focused on developing D-hormone therapies, particularly to treat secondary hyperparathyroidism and hyperproliferative diseases. We also compete with other companies that produce D-hormones and D-hormone analogs for international marketplaces where these treatments have already been approved for secondary hyperparathyroidism and hyperproliferative diseases. We expect competition to increase further as additional companies begin to enter our markets and/or modify their existing products to compete directly with ours. Companies also compete indirectly with us utilizing different therapeutic approaches. Many of our competitors have substantially greater financial, research and development and marketing resources than we do and are better equipped to develop, manufacture and market products, for example:

                  - Abbott Laboratories, Inc., markets intravenous calcitriol (Calcijex), and intravenous paricalcitol (Zemplar), both of which compete with Hectorol Injection.

                  - Roche Pharmaceuticals markets oral calcitriol (Rocaltrol) and TEVA Pharmaceuticals markets a generic form of oral calcitriol. These products are approved to manage secondary hyperparathyroidism in kidney dialysis and CKD patients in the United States and in European countries. Oral calcitriol is also approved in Japan.

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

                  - Leo Pharmaceuticals Products A/S and ILEX Oncology, Inc., are developing D-hormone therapies to treat certain cancers.

                  - Leo Pharmaceuticals Products A/S and Bristol-Myers Squibb Company are marketing topical Dovonex in the United States and Europe to treat psoriasis. Teijin Ltd. is marketing topical tacalcitol to treat psoriasis outside the United States.

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

         RISKS RELATED TO OUR STOCK

         CONCENTRATION OF OWNERSHIP IN OUR COMPANY BY CERTAIN SHAREHOLDERS MAY MAKE IT MORE DIFFICULT TO REPLACE OR REMOVE OUR CURRENT MANAGEMENT.

         Based on the number of shares outstanding at August 1, 2002, our executive officers and directors beneficially own approximately 24% of the outstanding shares of our common stock and, as a result, have significant control of us, which they could exert to make it more difficult to replace or remove our current management.

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

                  - limited research coverage by independent securities analysts; and

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


EXECUTIVE OFFICERS OF THE REGISTRANT

         As of August 1, 2002, our executive officers are as follows:

        NAME                    AGE                      POSITION
        ----                    ---                      --------
Paul L. Berns                    35               President and CEO
Robert A. Beckman                48               Vice President-Finance
Jim Caruso                       43               Vice President-Sales
Charlie Basil Mundy II           56               Vice President-Marketing
R. Andrew Morgan                 44               Vice President-Regulatory Affairs, Quality and Compliance

         Paul L. Berns joined Bone Care in June 2002 as President and CEO and Director. Mr. Berns was formerly Vice President and General Manager of the Immunology and Oncology business unit of Abbott Laboratories from March 2001 to April 2002. His prior appointments include Vice President, Marketing at BASF Pharmaceuticals from June 2000 to March 2001 and serving at Bristol Myers Squibb Company from 1990 to June 2000 where he held positions of Territory Manager, Senior Product Manager, Director and finally Vice President of Neuroscience Marketing.

         Robert A. Beckman has served as Vice President- Finance since July 2001. Mr. Beckman was previously the Vice President of Finance for Lunar Corporation from 1987 until August 2000; he also served as Vice President of Bone Care from May 1996 to November 1996 and served as a Director of Bone Care from 1989 to July 2002.

         Jim Caruso joined Bone Care in August 2002 as our Vice President-Sales. Mr. Caruso was Vice President of Sales of the Neuroscience Business Unit at Novartis from June 2001 to August 2002. Mr. Caruso was Vice President of Sales at BASF Pharmaceuticals from June 2000 to June 2001 and from 1988 to June 2000; Mr. Caruso held several positions at Bristol Myers Squibb including Director of Sales- West Coast and Senior Director of Serzone Marketing.

         Charlie Basil Mundy II joined Bone Care in January 2002 as our Vice President- Marketing. Mr. Mundy held several senior marketing positions at Celltech Pharmaceuticals from July 2000 to December 2001. His prior appointments include Vice President, Marketing at MGI Pharma from December 1997 to March 1999, Director, INFeD Sales at Schein Pharmaceutical from January 1996 to December 1997 and Marketing Director for the National Kidney Foundation from May 1995 to January 1996. Mr. Mundy was previously employed by Johnson and Johnson, Ortho Biotech Inc. for 27 years.

         R. Andrew Morgan, R.Ph., joined Bone Care in April 2002 as our Vice President- Regulatory Affairs, Quality and Compliance. Mr. Morgan was Director of Regulatory Affairs for Celltech Pharmaceuticals from November 1997 to March 2002. His prior appointments include Manager of Regulatory Affairs for Medeva, Inc. from May 1994 to November 1997 and Senior Regulatory Affairs Associate for Adams Laboratories from June 1991 to May 1994. Mr. Morgan also worked seven years as a clinical Pharmacist and Manager at All Saints Hospital.

         Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the NASDAQ National Market of The NASDAQ Stock Market under the symbol "BCII" and has been publicly traded since May 1996. The following table sets forth high and low sales prices as reported on The NASDAQ Stock Market for fiscal years 2001 and 2002 as indicated.

                                           HIGH            LOW
                                          ------          ------
FISCAL YEAR ENDED JUNE 30, 2001
     First Quarter .............          $23.94          $18.00
     Second Quarter ............           30.25           13.00
     Third Quarter .............           18.38           14.75
     Fourth Quarter ............           27.80           14.92
FISCAL YEAR ENDING JUNE 30, 2002
     First Quarter .............          $27.50          $16.00
     Second Quarter ............           21.80           16.31
     Third Quarter .............           18.70           12.01
     Fourth Quarter ............           13.73            5.50

         As of June 30, 2002, approximately 185 shareholders of record held our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected statements of operations data and balance sheet data for the fiscal years ended June 30, 1998, 1999, 2000, 2001 and 2002. The financial data with respect to our statements of operations for the fiscal years ended June 30, 2000, 2001 and 2002 and with respect to our balance sheets as of June 30, 2001 and 2002 are derived from our audited financial statements that appear elsewhere in this filing. The following statements of operations data for fiscal years ended June 30, 1998 and 1999 and balance sheet data as of June 30, 1998, 1999 and 2000 are derived from our audited financial statements not included in this filing. You should read the financial statement data in conjunction with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and the related notes to those audited financial statements included elsewhere in this filing.

                                                                               YEAR ENDED JUNE 30,
                                                   ----------------------------------------------------------------------------
                                                     1998             1999             2000             2001             2002
                                                   --------         --------         --------         --------         --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues ..................................             $--              $--         $    385         $  5,997         $ 14,991
Operating expenses:
     Cost of sales ........................              --               --              103            1,645            3,391
     Inventory write-off ..................              --               --              400              260              166
     Research and development .............           3,932            3,455            4,048            4,556            5,739
     Marketing and administrative .........             898            2,855            6,282            9,859           13,856
                                                   --------         --------         --------         --------         --------
          Total operating expenses ........           4,830            6,310           10,833           16,320           23,152

Loss from operations ......................          (4,830)          (6,310)         (10,448)         (10,323)          (8,161)
Interest income, net ......................             340              533              656            1,309            1,257
                                                   --------         --------         --------         --------         --------
Loss before income tax ....................          (4,490)          (5,777)          (9,792)          (9,014)          (6,904)
Income tax expense ........................              --               --              (13)              --               --
                                                   --------         --------         --------         --------         --------
Net loss ..................................        $ (4,490)        $ (5,777)        $ (9,805)        $ (9,014)        $ (6,904)
                                                   ========         ========         ========         ========         ========
Net loss per common share-basic and diluted        $  (0.51)        $  (0.57)        $  (0.89)        $  (0.70)        $  (0.49)
                                                   ========         ========         ========         ========         ========
Weighted average common shares outstanding            8,747           10,055           11,071           12,884           14,084

                                                                    JUNE 30,
                                   ----------------------------------------------------------------------------
                                                                 (IN THOUSANDS)

BALANCE SHEET DATA:                  1998             1999             2000             2001             2002
                                   --------         --------         --------         --------         --------
Cash and cash equivalents .        $  3,484         $  7,314         $  4,736         $  1,843         $  2,024
Marketable securities .....              --               --            4,972           15,080           18,437
Long-term securities ......              --               --               --           14,424            3,720
Working capital ...........           3,073            7,956            9,229           20,786           24,962
Total assets ..............           5,813           10,303           12,460           40,477           34,684
Total long-term liabilities              --               --               --               --               --
Accumulated deficit .......         (10,020)         (15,797)         (25,602)         (34,616)         (41,520)
Total shareholders' equity            5,122            9,717           11,083           38,098           32,024

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

         We licensed our first product, doxercalciferol or Hectorol, as it is known commercially, in 1987 from the University of Wisconsin, a leading vitamin D research center. Hectorol, also known as doxercalciferol, is a vitamin D replacement therapy approved by the FDA in two formulations to treat secondary hyperparathyroidism in patients with end-stage renal disease, or ESRD. Hectorol is a safe and effective therapy for reducing elevated levels of parathyroid hormone (PTH) in blood in the management of secondary hyperparathyroidism, a disease characterized by excessive secretion of PTH. Hyperparathyroidism, if left untreated, can eventually result in cardiovascular compromise, reduced immunity, muscle weakness, bone loss and fractures. Virtually all ESRD patients suffer from secondary hyperparathyroidism. We obtained FDA approval for Hectorol Capsules in June 1999, and we began selling this orally administered product in the United States in October 1999. We filed a supplemental New Drug Application with the FDA in December 2001 to treat secondary hyperparathyroidism in chronic kidney disease (CKD) patients. If approved, this would expand the approved indications for Hectorol Capsules. We obtained FDA approval for Hectorol Injection in April 2000, and we began selling this intravenous product in the United States in August 2000. We are also developing doxercalciferol and other vitamin D-hormones to treat several other diseases.

         From our inception in 1984, we have generated minimal revenue from operations, and from our inception substantially all of our resources have been dedicated to:

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

         We have lost money since inception and, as of June 30, 2002 have an accumulated deficit of approximately $41.5 million. Our only sources of revenue have been:

         -        revenues from the launch of Hectorol Capsules and Hectorol
                  Injection;

         - licensing fees associated with our early stage research collaborations, which licenses have since expired; and

         -        fees from conducting incidental laboratory assay services.

         We estimate that commercialization, regulatory compliance and sales efforts associated with Hectorol Capsules and Hectorol Injection will exceed $14 million per year prior to achieving profitable operating levels. Further, development of LR-103, BCI-202 and other product candidates, or expansion of Hectorol into other therapeutic areas, will require significant, time-consuming and costly research and development, pre-clinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We plan to continue pre-clinical testing of LR-103 and BCI-202 in order to begin Phase I clinical trials on both product candidates within three years. The pre-clinical efforts could cost approximately $3 million. We expect to incur substantial losses at least through June 30, 2003 until revenues from the sale of Hectorol products are sufficient to offset those expenses. The amount and timing of our operating expenses will depend on many factors, including:

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

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001

         Total revenues increased to $14,990,749 for the year ended June 30, 2002, from $5,997,282 for the year ended June 30, 2001. This increase resulted from increased sales of both Hectorol Injection and Hectorol Capsules. Hectorol Injection, launched in August 2000, generated revenues of $9,448,115 during the year ended June 30, 2002 compared to $5,022,454 in the year ended June 30, 2001. Hectorol Capsule revenues were $5,542,634 for the year ended June 30, 2002, compared to $974,828 in the year ended June 30, 2001.

         Bone Care began selling Hectorol Capsules in October 1999. Because Hectorol Capsules were Bone Care's first product, Bone Care did not initially have historical data to estimate returns and exchanges in accordance with Statement of Financial Accounting Standard ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists." Revenues from shipments of Hectorol Capsules and the related costs were deferred at the time of shipment to wholesalers and included in the Statement of Operations at the time the product was sold by these wholesalers to retail users of the product. Effective October 1, 2000, Bone Care had sufficient experience to estimate future product returns and began recording sales and the related costs of Hectorol Capsules and Hectorol Injection based on shipments to its customers reduced by the estimated future returns. Bone Care's June 30, 2002 balance sheet includes a reserve of $226,100, representing the estimated amount of future returns related to Hectorol Capsules and Hectorol Injection.

         Gross margins on product revenues (excluding a $165,817 inventory write-off in fiscal 2002 and a $260,000 inventory write-off in fiscal 2001) were $11,599,879, or 77% of product revenues, for the year ended June 30, 2002 compared to $4,352,443, or 73% of product revenues, for the year ended June 30, 2001. We wrote off $98,373 of excess Hectorol Capsule inventory in fiscal 2002 and $260,000 in fiscal 2001 representing amounts we estimated would not be sold prior to the expiration date. During the year ended June 30, 2002, Bone Care subsequently recovered approximately $300,000 of Hectorol Capsule inventory that was previously written-off when the FDA agreed to extend the expiration date from four to five years. The original cost of the recovered Hectorol Capsule inventory was written-off over the years ended June 30, 2001 and 2000 as an adjustment to cost-of-goods sold of $260,000 and $364,000 respectively. We also wrote off $67,444 of Hectorol Injection inventory in the year ended June 30, 2002 that did not meet quality control release test standards. We expect gross margins to decline somewhat in the year ended June 30, 2003, because we have increased our expenditures for quality assurance and compliance.

         Our research and development expenses were $5,739,152 in the year ended June 30, 2002 compared to $4,556,061 in the year ended June 30, 2001. The $1,183,091 increase is attributable to expanded preclinical studies designed to evaluate early stage compounds in the treatment of psoriasis and prostate, breast, and colon cancers; an increase of one preclinical and two clinical positions and related salaries and benefits; and increased facility costs at our new Middleton, Wisconsin, site.

         Sales and marketing expenses increased $3,078,074 to $10,275,913 in the year ended June 30, 2002 from $7,197,839 in the year ended June 30, 2001. These increases are attributable to an increase in the sales force from 29 to 40 during the year ended June 30, 2002. We also increased the clinical support staff from 5 to 7, and the marketing staff from 4 to 9 during the year ended June 30, 2002. We implemented these headcount increases in anticipation of a national J-code that became effective January 1, 2002. This code was issued by the Centers for Medicare and Medicaid Services (CMS) for reimbursement of Hectorol Injection during hemodialysis.

         General and administrative expenses increased $918,328 to $3,580,063 in the year ended June 30, 2002 from $2,661,735 in the year ended June 30, 2001. The increase was the result of our overall growth and related expansion of infrastructure to support Bone Care's increased commercial activities. These increases include costs associated with the executive search for the President and CEO position, increased insurance premiums, salaries and general legal fees.

         Interest income decreased $51,770 to $1,257,171 in the year ended June 30, 2002 from $1,308,941 in the year ended June 30, 2001. The decrease was due to lower average cash and marketable security balances for the year ended June 30, 2002, as well as a decline in yield on our investments.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

         Total revenues increased to $5,997,282 for the year ended June 30, 2001, from $384,737 for the year ended June 30, 2000. This increase is primarily the result of our launch of Hectorol Injection in August 2000, which generated revenues of $5,022,454 during fiscal 2001. Hectorol Capsule revenues were $974,828 for the year ended June 30, 2001, compared to $234,741 in the year ended June 30, 2000.

         Bone Care began selling Hectorol Capsules in October 1999. Because Hectorol Capsules were Bone Care's first product, Bone Care did not initially have historical data to estimate returns and exchanges in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." Revenues from shipments of Hectorol Capsules and the related costs were deferred at the time of shipment to wholesalers and included in the Statement of Operations at the time the product was sold by these wholesalers to retail users of the product. Bone Care's June 30, 2000, balance sheet includes deferred income of $63,539. Effective October 1, 2000, Bone Care had sufficient experience to estimate future product returns and began recording sales and the related costs of Hectorol Capsules and Hectorol Injection based on shipments to its customers reduced by the estimated future returns. Bone Care's June 30, 2001, balance sheet includes $205,000, representing the estimated amount of future returns related to Hectorol Capsules and Hectorol Injection.

         Gross margins on product revenues (excluding a $260,000 write-off in fiscal 2001 and a $400,000 write-off in fiscal 2000) were $4,352,443, or 73% of product revenues, for the fiscal year ended 2001 compared to $281,903, or 73% of product revenues, for the fiscal year ended June 30, 2000.

         We wrote off $260,000 of excess Hectorol Capsule inventory in fiscal 2001 and $400,000 in fiscal 2000 representing amounts, which we estimated would not be sold prior to the expiration date. In the fourth quarter of fiscal 2001, the FDA agreed to lengthen the expiration period from three to four years.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our significant accounting policies are described in Note 1 to the Notes to the Financial Statements included elsewhere in this filing. Those financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to our provision for sales returns and allowances, allowance for doubtful accounts, and our estimate of excess and obsolete inventory. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Sales Returns and Allowances

         When revenue is recognized, Bone Care simultaneously records an estimate of various costs, which reduce product sales. These costs include estimates for product returns, chargebacks, rebates, and discounts. Estimates are based on a variety of factors including actual return experience, rebate and chargeback agreements, inventory levels at our wholesale customers, and estimated sales by our wholesale customers to other third parties who have contracts with us, respectively. Actual experience associated with any of these items may differ materially from our estimates. Factors are reviewed that influence our estimates and, if necessary, adjustments are made when we believe that actual product returns, chargebacks, rebates, and discounts may differ from established reserves.

Allowance for Doubtful Accounts

         An allowance is maintained for estimated losses resulting from the inability of customers to make required payments. Credit terms are extended on an uncollateralized basis primarily to wholesale drug distributors and independent clinics throughout the United States. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, percentage of accounts receivable by aging category, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required. Historically, our actual losses from uncollectible accounts have been insignificant.

Excess and Obsolete Inventory

         Inventories are stated at the lower of cost or market, with cost determined at a standard cost rate. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, expiration dates, and the estimated time to sell such inventory. As appropriate, provisions are made to reduce inventories to their net realizable value. Historically, cost of inventories that potentially may not sell prior to expiration or are deemed of no commercial value have been written-off when identified.

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

     Net cash used in operating activities was $6,639,200 in fiscal year 2002, $12,581,831 in fiscal year 2001 and $7,995,937 in fiscal year 2000. The cash used by operating activities was used primarily to fund research and development as well as marketing and commercialization efforts for Hectorol Capsules and Hectorol Injection.

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

     -    manufacturing expenses;

     -    sales and marketing programs; and

     -    other operating expenses.

     Cash, cash equivalents and short- and long-term marketable securities were $24,180,661 at June 30, 2002 and $31,346,903 at June 30, 2001. Cash and cash equivalents and investments are currently comprised primarily in money market funds, short-term investment grade United States government, municipal and corporate debt securities.

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

     At June 30, 2002, we had state tax net operating loss carryforwards of approximately $38,010,000 and state research and development tax credit carryforwards of approximately $449,000, which will begin expiring in 2006 and 2011, respectively. We also had federal net operating loss carryforwards of approximately $39,352,000 and research and development tax credit carryforwards of approximately $1,741,000, which will begin expiring in 2011 and 2012, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     On June 30, 2001, the Financial Accounting Standards Board finalized Statement of SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142 goodwill will no longer be amortized. Instead, an assessment of fair value will be used to test for impairment of goodwill on an annual basis or when circumstances indicate a possible impairment. Bone Care adopted SFAS No. 142 effective July 1, 2001.

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

     As of June 30, 2002, we held $18,436,896 of short-term marketable securities and $3,719,796 of long-term marketable securities. The investments have been made for investment (as opposed to trading) purposes. Interest rate risk with respect to our investments is not significant as all such investments are in U.S. dollar cash equivalents and are:

     - short-term investments, which are by their nature less sensitive to interest rate movements, or

     - have maturities in excess of one year and are expected to be held to maturity, thereby eliminating the risks associated with interest rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          BONE CARE INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               ----
Independent Auditor's Report..............................................................      30

Report of Independent Public Accountants..................................................      31

Balance Sheets as of June 30, 2001 and 2002...............................................      32

Statements of Operations for the Years Ended June 30, 2000, 2001 and 2002.................      33

Statements of Shareholders' Equity for the Years Ended June 30, 2000, 2001 and 2002.......      34

Statements of Cash Flows for the Years Ended June 30, 2000, 2001 and 2002.................      35

Notes to the Financial Statements.........................................................      36

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Bone Care International, Inc.:


     We have audited the accompanying balance sheet of Bone Care International, Inc. (a Wisconsin corporation) as of June 30, 2002 and the related statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item
14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. The financial statements of Bone Care International, Inc. as of June 30, 2001 and for the years ended June 30, 2001 and June 30, 2000 were audited by other auditors who have ceased operations. Those other auditors expressed an unqualified opinion on those consolidated financial statements in their report dated August 1, 2001.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such 2002 financial statements present fairly, in all material respects, the financial position of Bone Care International, Inc., as of June 30, 2002, and the results of their operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

           As discussed above, the financial statements of Bone Care International as of June 30, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and other Intangible Assets, which was adopted by the Company as of July 1, 2001. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in
Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

Deloitte & Touche LLP

Milwaukee, Wisconsin
August 2, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

This report set forth below is a copy of a previously issued audit report by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP in connection with its' inclusion in this Form 10-K.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bone Care International, Inc., as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
August 1, 2001

                          BONE CARE INTERNATIONAL, INC.

                                 BALANCE SHEETS

                          AS OF JUNE 30, 2001 AND 2002

                                      ASSETS                                               2001                  2002
                                      ------                                               ----                  ----
Current assets:
     Cash and cash equivalents .................................................        $  1,842,838         $  2,023,969
     Marketable securities .....................................................          15,079,575           18,436,896
     Accounts receivable, net of allowance for doubtful accounts of $100,000 as
        of June 30, 2001 and $152,960 as of June 30,2002 .......................           3,347,300            4,285,569
     Inventories ...............................................................           1,810,574            2,099,469
     Other current assets ......................................................           1,085,103              775,596
                                                                                        ------------         ------------
               Total current assets ............................................          23,165,390           27,621,499

Long-term securities ...........................................................          14,424,490            3,719,796

Property, plant, and equipment -- at cost:
     Leasehold improvements ....................................................             587,632              588,632
     Furniture and fixtures ....................................................             466,200              452,345
     Machinery and other equipment .............................................           1,419,293            2,317,405
                                                                                        ------------         ------------
                                                                                           2,473,125            3,358,382
     Less -- Accumulated depreciation and amortization .........................             970,120            1,573,497
                                                                                        ------------         ------------
                                                                                           1,503,005            1,784,885

Patent fees, net of accumulated amortization of $988,466 as of June 30, 2001 and
$998,027 as of June 30, 2002 ...................................................           1,025,320            1,198,249
Goodwill, net of accumulated amortization of  $1,000,752 as of June 30, 2001 and
  June 30, 2002 ................................................................             359,165              359,165
                                                                                        ------------         ------------
                                                                                        $ 40,477,370         $ 34,683,594
                                                                                        ============         ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable ..........................................................        $  1,612,543         $  1,769,665
     Accrued liabilities --
          Accrued clinical study and research costs ............................             147,635              152,352
          Compensation payable .................................................             208,930              509,677
          Due to customers .....................................................             135,102                   --
          Other ................................................................              70,055                1,924
     Allowance for sales returns ...............................................             205,000              226,100
                                                                                        ------------         ------------
               Total current liabilities .......................................           2,379,265            2,659,718
Shareholders' equity:
     Preferred stock -- authorized 2,000,000 shares of $.001 par value; none
        issued .................................................................                  --                   --
     Common stock -- authorized 28,000,000 shares of no par value; issued and outstanding 13,955,372 and 14,156,772 as of June 30, 2001 and 2002,
        respectively ...........................................................          11,393,883           11,393,883
     Additional paid-in capital ................................................          61,240,197           62,096,272
     Accumulated deficit .......................................................         (34,616,341)         (41,520,236)
     Accumulated other comprehensive income (loss) .............................              80,366               53,957
                                                                                        ------------         ------------
               Total shareholders' equity ......................................          38,098,105           32,023,876
                                                                                        ------------         ------------
                                                                                        $ 40,477,370         $ 34,683,594
                                                                                        ============         ============

The accompanying notes to the financial statements are an integral part of these statements.

                          BONE CARE INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 2000, 2001 AND 2002

                                                            2000                  2001                  2002
                                                            ----                  ----                  ----
Revenues .......................................        $    384,737         $  5,997,282         $ 14,990,749
Operating expenses:
     Cost of sales .............................             102,834            1,644,839            3,390,870
     Inventory write-off .......................             400,000              260,000              165,817
     Research and development ..................           4,048,608            4,556,061            5,739,152
     Marketing and administrative ..............           6,281,614            9,859,574           13,855,976
                                                        ------------         ------------         ------------
                                                          10,833,056           16,320,474           23,151,815
                                                        ------------         ------------         ------------
          Loss from operations .................         (10,448,319)         (10,323,192)          (8,161,066)
Interest income ................................             655,574            1,308,941            1,257,171
                                                        ------------         ------------         ------------
          Loss before income tax ...............          (9,792,745)          (9,014,251)          (6,903,895)
Income tax expense .............................              12,500                   --                   --
                                                        ------------         ------------         ------------
          Net loss .............................        $ (9,805,245)        $ (9,014,251)        $ (6,903,895)
                                                        ============         ============         ============
Net loss per common share -- basic and diluted .        $      (0.89)        $      (0.70)        $      (0.49)
                                                        ============         -------------        ------------

The accompanying notes to the financial statements are an integral part of these statements.

                          BONE CARE INTERNATIONAL, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 2000, 2001, AND 2002

                                                                                                      ACCUMULATED
                                                                      ADDITIONAL                         OTHER
                                         NUMBER OF        COMMON       PAID-IN        ACCUMULATED    COMPREHENSIVE
                                          SHARES           STOCK       CAPITAL          DEFICIT      INCOME (LOSS)          TOTAL
                                          ------           -----       -------          -------      -------------          -----
Balance at June 30, 1999 ..........     10,173,396     11,393,883     14,119,761     (15,796,845)            --          9,716,799
      Net loss for the year ended
         June 30, 2000 ............             --             --             --      (9,805,245)            --         (9,805,245)
      Unrealized loss on marketable
         securities ...............             --             --             --              --         (8,560)            (8,560)
                                                                                                                        ----------
      Comprehensive loss ..........             --             --             --              --             --         (9,813,805)
      Issuance of shares under
         stock option plan ........         54,114             --        204,583              --             --            204,583
      Issuance of stock awards ....            100             --             --              --             --                 --
      Issuance of common stock ....      1,229,058             --     10,975,610              --             --         10,975,610
                                        ----------    -----------    -----------    ------------       --------       ------------
Balance at June 30, 2000 ..........     11,456,668     11,393,883     25,299,954     (25,602,090)        (8,560)        11,083,187
      Net loss for the year ended
         June 30, 2001 ............             --             --             --      (9,014,251)            --         (9,014,251)
      Unrealized gain on marketable
         securities ...............             --             --             --              --         88,926             88,926
                                                                                                                        ----------
      Comprehensive loss ..........             --             --             --              --             --         (8,925,325)
      Issuance of shares under
         stock option plan ........         53,604             --        167,443              --             --            167,443
      Issuance of stock awards ....            100             --             --              --             --                 --
      Issuance of common stock ....      2,445,000             --     35,772,800              --             --         35,772,800
                                        ----------    -----------    -----------    ------------       --------       ------------
Balance at June 30, 2001 ..........     13,955,372     11,393,883     61,240,197     (34,616,341)        80,366         38,098,105
    Net loss for the year ended
         June 30, 2002 ............             --             --             --      (6,903,895)            --         (6,903,895)
    Amortization of gain on
         marketable securities ....             --             --             --              --        (26,409)           (26,409)
                                                                                                                      ------------
    Comprehensive loss ............             --             --             --              --             --         (6,930,304)
    Issuance of shares under
         stock option plan ........        201,400             --        856,075              --             --            856,075
                                        ----------    -----------    -----------    ------------       --------       ------------
Balance at June 30, 2002 ..........     14,156,772    $11,393,883    $62,096,272    $(41,520,236)      $ 53,957       $ 32,023,876
                                        ==========    ===========    ===========    ============       ========       ============

The accompanying notes to the financial statements are an integral part of these statements.

                          BONE CARE INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 2000, 2001 AND 2002

                                                                                     2000               2001            2002
                                                                                     ----               ----            ----
Cash flows from operating activities:
      Net loss .............................................................      $(9,805,245)    $ (9,014,251)    $(6,903,895)
       Adjustments to reconcile net loss to net cash used in operating activities --
              Depreciation of fixed assets .................................          224,646          431,154         720,138
              Amortization of patents ......................................          323,715          246,128         177,720
              Amortization of goodwill .....................................           89,448           89,448              --
              Inventory write-off ..........................................          400,000          260,000         165,817
              Loss on disposal of fixed assets .............................               --            7,951           4,041
              Changes in assets and liabilities --
                    Accounts receivable ....................................          (29,481)      (3,317,819)       (938,269)
                    Inventories ............................................           79,991       (1,431,303)       (454,712)
                    Other current assets ...................................         (119,421)        (855,665)        309,507
                    Other noncurrent assets ................................           50,133               --              --
                    Accounts payable .......................................          198,263        1,211,594         157,122
                    Accrued liabilities ....................................          653,475         (350,529)        102,231
                    Allowance for sales returns ............................               --          205,000          21,100
                    Deferred income ........................................          (61,461)         (63,539)             --
                                                                                  -----------     ------------     -----------
                           Net cash used in operating activities ...........       (7,995,937)     (12,581,831)     (6,639,200)
                                                                                  -----------     ------------     -----------
Cash flows from investing activities:
       Sale (purchase) of marketable securities, net .......................       (4,980,735)     (10,018,474)      7,320,964
       Purchase of long-term securities, net ...............................               --      (14,424,490)             --
       Purchase of property, plant and equipment ...........................         (361,242)      (1,495,922)     (1,006,059)
       Patent fees .........................................................         (420,050)        (312,468)       (350,649)
                                                                                  -----------     ------------     -----------
                           Net cash (used) provided in investing activities        (5,762,027)     (26,251,354)      5,964,256
                                                                                  -----------     ------------     -----------
Cash flows from financing activities:
       Proceeds from issuance of common stock, net .........................       10,975,610       35,772,800              --
       Proceeds from exercise of stock options .............................          204,583          167,443         856,075
                                                                                  -----------     ------------     -----------
                        Net cash provided by financing activities ..........       11,180,193       35,940,243         856,075
                                                                                  -----------     ------------     -----------
                        Net (decrease) increase in cash and cash equivalents       (2,577,771)      (2,892,942)        181,131

Cash and cash equivalents at beginning of year .............................        7,313,551        4,735,780       1,842,838
                                                                                  -----------     ------------     -----------
Cash and cash equivalents at end of year ...................................      $ 4,735,780     $  1,842,838     $ 2,023,969
                                                                                  ===========     ============     ===========

The accompanying notes to the financial statements are an integral part of these statements.

                          BONE CARE INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000, 2001 AND 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Bone Care International, Inc. (Bone Care) is engaged in discovering, developing and commercializing improved D-hormone therapies. In June 1999, Bone Care received approval from the U.S. Food and Drug Administration for an oral formulation of Hectorol, and in May 2000, Bone Care received approval for the intravenous formulation. Hectorol is a synthetic D-hormone analog to manage secondary hyperparathyroidism in kidney dialysis patients.

Revenue Recognition

     Bone Care began selling Hectorol Capsules in October 1999. Because Hectorol Capsules were Bone Care's first product, Bone Care did not initially have historical data to estimate returns and exchanges in accordance with Statement of Financial Accounting Standard ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists." Revenues from shipments of Hectorol Capsules and the related costs were deferred at the time of shipment to wholesalers and were recognized in the Statement of Operations at the time the product was sold by these wholesalers to retail users of the product. Bone Care now has sufficient experience to estimate future product returns. Effective October 1, 2000, Bone Care began recording sales and the related costs of Hectorol Capsules and Hectorol Injection based on shipments to its customers reduced by the estimated future returns. The terms of sale for all product sales are F.O.B. shipping point. Revenue is recognized at the time of shipment as risk of loss has transferred to the customer, delivery has occurred, and collectibility is reasonably certain. Bone Care's June 30, 2002 balance sheet includes a $226,100 accrual for the estimated amount of future returns related to Hectorol Capsules and Hectorol Injection.

     License fees received by Bone Care are recognized as income when the associated licensing obligations are satisfied. For the year ended June 30, 2002, no license fees were recognized.

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

         Bone Care has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities are classified as held-to-maturity when management has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are classified as Long Term Securities and stated at amortized cost. Marketable securities not classified as held-to-maturity are classified as part of Current Assets and carried at fair value.

Inventory

     Inventory is stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventory consists of:

                                             JUNE 30,
                                             --------
                                         2001         2002
                                         ----         ----
            Raw materials.......     $  385,834    $  456,548
            Work-in-process.....        955,514       610,171
            Finished goods......        469,226     1,032,750
                                     ----------    ----------
                                     $1,810,574    $2,099,469
                                     ==========    ==========

     Bone Care periodically reviews its inventory carrying levels. During fiscal 2001 and 2002, Bone Care wrote-off $260,000 and $165,817, respectively, of excess inventory representing amounts, which Bone Care estimates will not be sold prior to expiration.

                         BONE CARE INTERNATIONAL, INC.

                          JUNE 30, 2000, 2001 AND 2002

Depreciation and Amortization

     Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Accelerated methods of depreciation are used for financial statement and income tax reporting purposes for all asset classes except for leasehold improvements, which are depreciated based on straight-line for financial statement reporting and accelerated methods for income tax reporting. The cost of property, plant and equipment are depreciated over the following estimated useful lives:

                   ASSET CLASSIFICATION           ESTIMATED USEFUL LIFE
                   --------------------           ---------------------
            Machinery, furniture, and fixtures        5 - 7 years
            Leasehold improvements                      5 years

Intangible Assets

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

     On June 30, 2001, the Financial Accounting Standards Board (FASB) finalized SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, existing goodwill at June 30, 2001 will no longer be amortized. Instead, an assessment of fair value will be used to test for impairment of goodwill on an annual basis or when circumstances indicate a possible impairment. On July 1, 2001, the Company adopted SFAS No. 142. Application of the non-amortization provision of SFAS No 142 has resulted in an increase in income of $89,448 in fiscal 2002. At June 30, 2002, the unamortized balance of goodwill was $359,165.

         SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by December 31, 2001, screens for impairment; while the second phase (if necessary), required to be completed by June 30, 2002, measures the impairment. Bone Care has completed its first phase impairment analysis during the quarter ended December 31, 2001 and year-ended June 30, 2002 and found no instances of impairment.

                                                                            Year Ended June 30,
                                                                            -------------------
                                                                           2001             2002
                                                                           ----             ----
Net Loss:  Reported net loss                                           $(9,014,251)    $(6,903,895)
           Goodwill amortization                                            89,448               -
                                                                       ------------    ------------
                    Adjusted net loss                                  $(8,924,803)    $(6,903,895)
                                                                       ============    ============
Basic and diluted loss per share:
           Reported loss per share                                         $ (0.70)    $     (0.49)
           Goodwill amortization                                              0.01               -
                                                                       ------------    ------------
                    Adjusted basic and diluted loss per share              $ (0.69)    $     (0.49)
                                                                       ============    ============

Research and Development Costs

     Materials, labor and overhead expenses related to research and development projects are charged to operations as incurred.

                          BONE CARE INTERNATIONAL, INC.

                          JUNE 30, 2000, 2001 AND 2002

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

Net Loss Per Share

     Net loss per share is based on a weighted average number of shares of common stock of 11,070,667, 12,883,632, and 14,084,313 for the years ended June 30, 2000, 2001 and 2002, respectively. Options to purchase common stock have been excluded from the calculation of diluted earnings per share as the impact of these options on diluted earnings per share would be antidilutive. The excluded options totaled 690,054, 1,018,683, and 689,133 for the years ended June 30, 2000, 2001 and 2002, respectively.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The amount of deferred tax assets is reduced to the amount of any tax benefits that Bone Care expects to realize. Because Bone Care has not yet reached profitability and future profitability cannot be assured, no value has been recorded for deferred tax assets.

Fair Value of Financial Instruments

The fair value of financial instruments, which consisted of cash and cash equivalents, marketable securities, receivables, accounts payable and accrued liabilities, approximated their carrying values at June 30, 2001 and 2002 due to the short-term nature of these instruments.

Concentration of Risk

     Bone Care has no internal manufacturing capabilities. Bone Care relies on third party contractors to produce our active pharmaceutical ingredient and for the subsequent manufacturing and packaging of finished drug products.

     Bone Care had purchased the active pharmaceutical ingredient in Hectorol from a single supplier that is no longer able to supply it to us. Management is working toward qualifying two additional suppliers, the first of which has been approved for commercial production in August 2002. In addition, Bone Care utilizes one supplier to formulate ampules, one supplier to formulate capsules and another supplier to package Hectorol. However, management believes that other suppliers, formulators, and vendors are available and could provide these goods and services to Bone Care on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

                          BONE CARE INTERNATIONAL, INC.

                          JUNE 30, 2000, 2001 AND 2002

     The sole manufacturer of Hectorol Injection received a warning letter from the FDA in September 2000 identifying general deviations from the FDA's current Good Manufacturing Practices (c-GMP) regarding manufacturing procedures, records and training. Our supplier received another letter from the FDA in December 2001 identifying additional deviations from c-GMP pursuant to a follow-up inspection of their facility. In response to this second FDA letter, our supplier agreed to halt production of Hectorol Injection until such time as these deviations could be remediated. Our supplier is scheduled to produce validation lots during late October and early November that could ultimately be used as commercial product. If our manufacturer completes the validation lots by early November and passes the FDA site inspection and the FDA accelerates their review of our submission, we do not anticipate a reduction in revenue as a result of a reduced supply of product. If our manufacturer does not meet this timetable, we could experience a reduction in revenue. There can be no assurance that the FDA will find that our manufacturer's responses and corrective actions are adequate or that the FDA will not take further action. If the FDA is not satisfied with our manufacturer's responses and corrective actions, the FDA could take regulatory actions against our manufacturer, including seizure of products, injunction against further manufacture, recall or other actions that could interrupt production of Hectorol Injection. Any such action would have a material adverse effect on us. We are managing the inventory levels of the supplier channels to attempt to ensure that the end-users of our product, clinics and patients, do not experience any shortage of product. In addition, we have been working on contingency plans, including an additional source of supply. We anticipate that an additional source would be available during the second quarter of calendar year 2003.

     Five individual customers comprise $4,316,000, or 71%, of the gross accounts receivable balance as of June 30, 2002. These same five customers represented 69% of Bone Care's net revenues for the year ended June 30, 2002, with the largest of the five companies representing 27% of net revenues.

Use of Estimates

     In preparing the financial statements, Bone Care's management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Expenses

         Bone Care expenses advertising costs as incurred. Advertising expenses were $758,416, $1,075,300, and $688,758 for years ended June 30, 2000, 2001 and
2002, respectively.

(2) SHAREHOLDERS' EQUITY

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

(3) STOCK OPTIONS

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

                          BONE CARE INTERNATIONAL, INC.

                          JUNE 30, 2000, 2001 AND 2002

     Under the second option program, titled the Bone Care International, Inc., 1996 Stock Option Plan, a total of 1,000,000 shares of common stock were made available. This stock option plan was amended in November 2000 and November 2001 to increase the number of available shares to 2,300,000 of which 1,212,267 remain available for grant at June 30, 2002. Options granted under this program have an exercise price equal to the Company's common stock trading price on the date of the grant and vest over periods ranging from nine months to five years. The options will expire 10 years from the granting date, or upon termination of employment.

     A summary of stock option activity and related information is presented below:

                                                                               YEAR ENDED JUNE 30,
                                                                               -------------------
                                                       2000                          2001                         2002
                                                       ----                          ----                         ----
                                                              WEIGHTED                      WEIGHTED                      WEIGHTED
                                                              AVERAGE                       AVERAGE                        AVERAGE
                                                              EXERCISE                      EXERCISE                      EXERCISE
                                                OPTIONS        PRICE        OPTIONS          PRICE         OPTIONS         PRICE
                                                -------        -----        -------          -----         -------         -----
Outstanding -- beginning of year .....           548,638       $ 4.71        690,054         $ 7.04      1,018,683         $11.03
Granted ..............................           221,250        12.09        444,833          16.84        189,000          16.30
Exercised ............................           (54,114)        3.78        (53,604)          3.12       (201,400)          4.25
Terminated/canceled ..................           (25,720)        7.68        (62,600)         15.21       (317,150)         15.24
                                                 -------       ------        -------         ------        -------         ------
Outstanding -- end of year ...........           690,054       $ 7.04      1,018,683         $11.03        689,133         $12.51
                                                 =======       ======        =======         ======        =======         ======
Exercisable at end of year ...........           277,360       $ 3.80        384,550         $ 4.89        324,866         $ 8.95
                                                 =======       ======        =======         ======        =======         ======
Weighted average fair value of options
   granted during year ...............         $    6.99                  $     9.76                    $     9.78
                                               =========                  ==========                    ==========

     The options outstanding at June 30, 2002 have been segregated into five ranges for additional disclosure as follows:

                                         OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                         -------------------                  -------------------
                        OPTIONS             WEIGHTED        WEIGHTED                        WEIGHTED
                       OUTSTANDING          AVERAGE         AVERAGE       EXERCISABLE        AVERAGE
   RANGE OF            AT JUNE 30,         REMAINING        EXERCISE      AT JUNE 30,       EXERCISE
EXERCISE PRICES           2002         CONTRACTUAL LIFE      PRICE            2002            PRICE
---------------           ----         ----------------      -----            ----            -----
 $2.11 - $3.00           92,600                3.6           $ 2.12          92,600          $ 2.12
  $5.75-$8.00            60,700                5.4             6.94          54,800            6.88
 $9.00 - $13.00         168,000                7.5            10.50         111,000           10.72
 $15.25-$18.25          364,833                9.0            16.91          65,266           17.11
    $23.56                3,000                8.0            23.56           1,200           23.56

     Bone Care has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options, and as a result, no compensation expense for stock options was recognized. For disclosure purposes only under the SFAS No. 123, Accounting for Stock-Based Compensation, the Black-Scholes option pricing model was used to calculate the "fair value" of stock options using the following weighted-average assumptions:

                                                   2000          2001         2002
                                                   ----          ----         ----
   Risk-free interest rate...................        6.1%         5.1%         4.1%
   Expected market price volatility factor...        0.53         0.56         0.60
   Weighted average expected life............   6.0 years    6.0 years    6.0 years

     No dividends are expected to be paid.

                          BONE CARE INTERNATIONAL, INC.

                          JUNE 30, 2000, 2001 AND 2002

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Bone Care's pro forma information follows:

                                                   2000           2001            2002
                                                   ----           ----            ----
    Net loss:
         As reported.......................   $ (9,805,245)   $(9,014,251)   $(6,903,895)
         Pro forma.........................    (10,276,600)    (9,897,569)    (7,958,477)
    Net loss per share -- basic and diluted:

         As reported.......................   $      (0.89)   $     (0.70)   $     (0.49)
         Pro forma.........................          (0.93)         (0.77)         (0.57)

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

(4) SHAREHOLDERS' RIGHTS PLAN AND PREFERRED STOCK

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

(5) INCOME TAXES

     As of June 30, 2002, Bone Care has federal net operating losses of $39,352,000 and R & D tax credit carryforwards of $1,741,000, which expire in 2011 through 2022. As of June 30, 2002, Bone Care also has state net operating losses of $38,010,000 and R&D tax credit carry-forwards of $449,000, which expire in 2006 through 2022.

                          BONE CARE INTERNATIONAL, INC.

                          JUNE 30, 2000, 2001 AND 2002

     Significant components of Bone Care's deferred tax assets at June 30, 2001 and 2002 are as follows:

                                                          2001             2002
                                                          ----             ----
Deferred tax assets:
     Inventory reserves ....................        $    362,000      $    288,000
     Deferred income .......................                  --            88,000
     Accrued liabilities ...................              18,000           195,000
     Allowance for doubtful accounts .......              39,000            29,000
     Other .................................              45,000            67,000
     Federal net operating loss carryforward          10,456,000        13,380,000
     Federal R&D tax credit carryforward ...           1,245,000         1,741,000
     State net operating loss carryforward .           2,671,000         1,901,000
     State R&D tax credit carryforward .....             262,000           449,000
     Valuation allowance ...................         (14,727,000)      (17,676,000)
                                                    ------------      ------------
Net deferred tax assets ....................             371,000           462,000
Deferred tax liabilities:
     Patents ...............................            (371,000)         (462,000)
                                                    ------------      ------------
Total deferred taxes .......................        $         --      $         --
                                                    ============      ============

     The net change in the valuation allowance for the years ended June 30, 2001 and 2002 was an increase of $4,093,000 and $2,949,000, respectively. Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to the expiration of the related carryforward period. Management believes it is more likely than not that such deferred tax assets may expire unused and, accordingly, has established a valuation against them.

     Income tax expense of $12,500 for the year ended June 30, 2000 consists of foreign taxes.

(6) LEASE COMMITMENTS

     Bone Care has an operating lease for its office and laboratory facilities which commenced in January 2001 and terminates in January 2006. Lease payments under this lease include utilities, operating costs, and property taxes. The lease agreement provides for lease payments, which average $55,671 per month. Total lease expense was $110,000, $412,212, and $649,182 for the years ended June 30, 2000, 2001, and 2002, respectively.

     Minimum future payments under this lease as of June 30, 2002, are as follows:

                              2003..............     $  658,643
                              2004..............        676,755
                              2005..............        695,366
                              2006..............        352,399
                              Thereafter........             --
                                                     ----------
                                        Total...     $2,383,163
                                                     ==========

(7) PROFIT-SHARING PLAN

Bone Care has established a 401(k) profit sharing plan covering substantially all employees. Employer contributions to the plan are at the discretion of the Board of Directors. Bone Care's policy is to fund profit sharing plan contributions as they accrue. Profit sharing expense amounted to $22,710, $61,205 and $166,675 for the years ended June 30, 2000, 2001 and 2002, respectively.

                          BONE CARE INTERNATIONAL, INC.

                          JUNE 30, 2000, 2001 AND 2002

(8) MARKETABLE SECURITIES

     Securities classified as Held-to-Maturity at June 30, 2002 include the following:

                                        AMORTIZED COST      FAIR VALUE
                                        --------------      ----------
      Corporate bonds                     $14,428,684      $14,575,067
      Government securities                    28,008           28,130
      Certificates of deposit                 200,000          200,000
                                          -----------      -----------
      Total                               $14,656,692      $14,803,197
                                          ===========      ===========

     Securities classified as Available-for-Sale at June 30, 2002 include the following:

                                                                     UNREALIZED
                                 AMORTIZED COST      FAIR VALUE      GAIN (LOSS)
                                 --------------      ----------      -----------
   Government securities           $7,500,000        $7,500,000          $0

         Scheduled maturities of marketable securities:

                                              AMORTIZED COST       FAIR VALUE
                                              --------------       ----------
                  Fiscal Year
                       2003                      $18,436,896      $18,515,573
                       2004 - 2006                 3,719,796        3,787,624
                                                 -----------      -----------
                  Total                          $22,156,692      $22,303,197
                                                 ===========      ===========

(9) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summary quarterly financial data for the years ended June 30, 2002 and 2001 are summarized as follows:

                                                    FIRST       SECOND        THIRD     FOURTH
                                                    QUARTER     QUARTER      QUARTER    QUARTER
                                                    -------     -------      -------    -------
                                                      (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
2002:
     Revenue ...............................        $ 2,652      $ 3,832      $ 3,775    $ 4,732
     Loss from operations ..................         (2,497)      (1,602)      (2,066)    (1,996)
     Net loss ..............................         (2,136)      (1,254)      (1,781)    (1,733)
     Net loss per share -- basic and diluted          (0.15)       (0.09)       (0.13)     (0.12)

2001:
     Revenue ...............................        $ 1,363      $   567      $ 2,009    $ 2,058
     Loss from operations ..................         (1,866)      (2,869)      (2,752)    (2,823)
     Net loss ..............................         (1,728)      (2,690)      (2,221)    (2,374)
     Net loss per share -- basic and diluted          (0.15)       (0.22)       (0.16)     (0.17)

(10) RELATED PARTY

         Martin Barkin, M.D. is a board member of Bone Care and is the President and Chief Executive Officer of Draxis Health, Inc. (a pharmaceutical company).

         Bone Care has granted Draxis Health Inc. a license to use and sell Hectorol in Canada for secondary hyperparathyroidism, osteoporosis and other metabolic bone diseases. Bone Care has also have granted Draxis a license in Canada to all know-how developed by or on behalf of Bone Care relating to the use of Hectorol for those indications. Draxis entered into the license agreement in 1990 and paid Bone Care $100,000 for the rights to treat secondary hyperparathyroidism and metabolic bone disease with Hectorol in Canada. The agreement does not include royalty payments and expires upon the expiration date of the last to expire of the Canadian patents. Draxis received marketing approval for Hectorol Capsules in Canada in May 2001 and plans to launch the product in the near future.

         In April 2002, Bone Care entered into a manufacturing agreement with Draxis Pharma, a division of Draxis Health Inc. to produce Hectorol IV in Canada. As of June 30, 2002, a balance of $175,000 was reported as a prepaid asset for a deposit paid to Draxis to begin purchasing production equipment. This deposit will be applied to the first three commercial lots purchased by Bone Care.

         In March 2002, Bone Care entered into a supply agreement with Draxis Health Inc. granting Draxis exclusive license to sell Hectorol Capsules in Canada. The selling price is based on all associated product costs, which include manufacturing, testing, and assay development plus a 10% administrative fee. As of June 30, 2002 a balance of $140,636 was reported as part of accounts receivable for amounts owed from Draxis.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 28, 2002, Bone Care dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent public accountants and appointed Deloitte & Touche LLP as its new independent accountants. The decision to dismiss Arthur Andersen and to retain Deloitte & Touche was approved by its Board of Directors (which included all members of the Audit Committee of our Board of Directors) and was not separately voted on by the Audit Committee of our Board of Directors. Arthur Andersen's reports on the Company's consolidated financial statements for the fiscal year ended June 30, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years ended June 30, 2001 and 2000, and the subsequent interim period through June 28, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during the fiscal years ended June 30, 2001 and 2000, and the subsequent interim period through June 28, 2002. During the fiscal years ended June 30, 2001 and 2000, and the subsequent interim period through June 28, 2002, the Company did not consult with Deloitte & Touche regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Bone Care incorporates by reference the information required by this Item from Bone Care's definitive Proxy Statement for its 2002 Shareholders Meeting to be held on November 15, 2002, ("Proxy Statement") which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     Bone Care incorporates by reference the information required by this Item from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Bone Care incorporates by reference the information required by this Item from the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Bone Care incorporates by reference the information required by this Item from the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial statements

     Reference is made to the separate index to Bone Care's financial statements contained on page 30 hereof.

     2. Financial statement schedule

     See exhibit index contained on page 52.

     3. Exhibits

     Reference is made to the separate exhibit index contained on page 52 hereof.

(b) Reports on Form 8-K

     On July 8th, 2002 Bone Care filed a Form 8-K reporting under Item 4 of Form 8-K a change in its certifying accountant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BONE CARE INTERNATIONAL, INC.


                                   /s/ PAUL L. BERNS
                                   ------------------------------------------
                                   By  Paul Berns
                                       President and Chief Executive Officer

Date: September 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

/s/  PAUL L. BERNS                     President and Chief Executive Officer             September 26, 2002
--------------------------------
Paul L. Berns                          (Principal Executive Officer)


/s/  ROBERT A. BECKMAN                 Vice President - Finance and Director             September 26, 2002
--------------------------------
Robert A. Beckman                      (Principal Financial and Accounting Officer)


/s/  RICHARD B. MAZESS, PH.D.          Chairman and Director                             September 26, 2002
--------------------------------
Richard B. Mazess, Ph.D.


/s/  MARTIN BARKIN, M.D.               Director                                          September 26, 2002
--------------------------------
Martin Barkin, M.D.



/s/  CHARLES R. KLIMKOWSKI, CFA        Director                                          September 26, 2002
--------------------------------
Charles R. Klimkowski, CFA



/s/  GARY E. NEI                       Director                                          September 26, 2002
--------------------------------
Gary E. Nei

/s/ MICHAEL D. CASEY                   Director                                          September 26, 2002
--------------------------------
Michael D. Casey

/s/ EDWARD STAIANO                     Director                                          September 26, 2002
--------------------------------
Edward Staiano

                                 CERTIFICATIONS

                  I, Paul L. Berns, the President and Chief executive Officer of Bone Care International, Inc. (the "registrant"), certify that:

1.   I have reviewed this annual report or Form 10-K of the registrant;

2. based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 26, 2002
                                          /s/  PAUL  L. BERNS
                                          -------------------
                                          Paul L. Berns
                                          President and Chief Executive Officer

                  I, Robert A. Beckman, the Vice President-Finance of Bone Care International, Inc. (the "registrant"), certify that:

1.   I have reviewed this annual report or Form 10-K of the registrant;

2. based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 26, 2002
                                     /s/  ROBERT A. BECKMAN
                                     ----------------------
                                     Robert A. Beckman
                                     Vice President - Finance

                          BONE CARE INTERNATIONAL, INC.
                                INDEX TO EXHIBITS

           EXHIBIT
           NUMBER                           DOCUMENT DESCRIPTION
           ------                           --------------------
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

            14.1        Schedule II - Valuation and Qualifying Accounts and
                        Reserves

            23          Consent of Deloitte & Touche LLP

            27          Financial Data Schedule

            99.1        Certification Pursuant to Section 1350 of Chapter 63 of
                        Title 18 of the United States Code.

            99.2        Certification Pursuant to Section 1350 of Chapter 63 of
                        Title 18 of the United States Code.

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

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K. Z Exhibit 23