Form 10-Q
period 2002-09-30
BONE CARE INTERNATIONAL INC
filed 2002-11-14
CIK 1009405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                                             Yes [X]      No [ ]

As of November 1, 2002, 14,156,772 shares of the registrant's common stock, no par value, were outstanding.

                          BONE CARE INTERNATIONAL, INC.

                                    FORM 10-Q

                For the quarterly period ended September 30, 2002



                                TABLE OF CONTENTS

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

             Condensed Balance Sheets

             September 30, 2002 and June 30, 2002                            3

             Condensed Statements of Operations
             Quarters Ended September 30, 2002
             and 2001                                                        5

             Condensed Statements of Cash Flows
             Quarters Ended September 30, 2002
             and 2001                                                        6

             Notes to Condensed Financial Statements                         7


Item 2 Management's Discussion and Analysis of Financial                     8
       Condition and Results of Operations


Item 3 Quantitative and Qualitative Disclosures About Market Risk           11


Item 4 Controls and Procedures                                              11


PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                                 12

Item 2    Changes in Securities and Use of Proceeds                         12

Item 3    Defaults Upon Senior Securities                                   12

Item 4    Submission of Matters to a Vote of Security Holders               12

Item 5    Other Information                                                 12

Item 6    Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                  14

SARBANES-OXLEY Certifications                                               15

EXHIBIT INDEX                                                               17

                          PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements

BONE CARE INTERNATIONAL, INC.
Condensed Balance Sheets


                                                       September 30,     June 30,
                                                           2002            2002
ASSETS                                                  (Unaudited)
                                                        -----------     -----------
Current Assets:
     Cash and cash equivalents                          $ 5,193,890     $ 2,023,969
     Marketable securities                               14,947,767      18,436,896
     Accounts receivable, net of allowance for
       doubtful accounts of $156,100 and $152,960
       at September 30, 2002 and June 30, 2002,
       respectively                                       3,912,190       4,285,569
     Inventories                                          1,324,386       2,099,469
     Other current assets                                 1,376,664         775,596
                                                        -----------     -----------
Total current assets                                     26,754,897      27,621,499
                                                        -----------     -----------

Long-term securities                                      2,986,808       3,719,796
Other long-term assets                                      110,300              --
Property, plant and equipment-at cost:
     Leasehold improvements                                 588,632         588,632
     Furniture and fixtures                                 458,412         452,345
     Machinery and other equipment                        2,594,160       2,317,405
                                                        -----------     -----------
                                                          3,641,204       3,358,382
     Less accumulated depreciation and amortization       1,730,101       1,573,497
                                                        -----------     -----------
                                                          1,911,103       1,784,885

Patent fees net of accumulated amortization
  of $1,045,070 at September 30, 2002 and                 1,245,623       1,198,249
  $998,027 at June 30, 2002

Goodwill                                                    359,165         359,165

                                                        -----------     -----------
                                                        $33,367,896     $34,683,594
                                                        ===========     ===========

See the accompanying notes to condensed financial statements.

BONE CARE INTERNATIONAL, INC.
Condensed Balance Sheets


                                                                              September 30,       June 30,
                                                                                  2002              2002
Liabilities and Shareholders' Equity                                           (Unaudited)
                                                                              ------------      ------------
Current liabilities:
   Accounts payable                                                           $  1,705,506      $  1,769,665
   Accrued liabilities:
       Accrued clinical study and research costs                                   203,352           152,352
       Compensation payable                                                        658,186           509,677
       Other current liabilities                                                        --             1,924
    Allowance for sales returns                                                    426,100           226,100
                                                                              ------------      ------------
Total current liabilities                                                        2,993,144         2,659,718

Shareholders' equity:
    Preferred stock-authorized 2,000,000                                                --                --
      shares of $.001 par value; none issued

    Common stock-authorized 28,000,000 shares of no par value; issued and outstanding 14,156,772 shares at September 30, 2002

      and at June 30, 2002                                                      11,393,883        11,393,883
  Additional paid-in capital                                                    62,096,272        62,096,272
  Accumulated deficit                                                          (43,151,374)      (41,520,236)
  Accumulated other comprehensive income                                            35,971            53,957
                                                                              ------------      ------------
Total shareholders' equity                                                      30,374,752        32,023,876
                                                                              ------------      ------------
                                                                              $ 33,367,896      $ 34,683,594
                                                                              ============      ============

See the accompanying notes to condensed financial statements.

BONE CARE INTERNATIONAL, INC.
Condensed Statements of Operations
(Unaudited)

                                                        Three Months Ended
                                                        ------------------
                                                  September 30,     September 30,
                                                      2002              2001
                                                  ------------      ------------
Revenues                                          $  5,417,400      $  2,652,140
                                                  ------------      ------------
Operating expenses
     Cost of sales                                   1,509,606           592,906
     Research and development                        1,448,436         1,391,717
     Sales and marketing                             3,024,950         2,249,835
     General and administrative                      1,280,326           914,934
                                                  ------------      ------------
                                                     7,263,318         5,149,392
                                                  ------------      ------------
Loss from operations                                (1,845,918)       (2,497,252)
Interest income                                        214,780           361,053
                                                  ------------      ------------
Net loss                                          $ (1,631,138)     $ (2,136,199)
                                                  ============      ============
Net loss per common share - basic and diluted     $      (0.12)     $      (0.15)
                                                  ============      ============
Weighted average number of common shares            14,156,772        13,987,575
                                                  ============      ============

See the accompanying notes to condensed financial statements.

BONE CARE INTERNATIONAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

                                                         Three Months Ended
                                                         ------------------
                                                    September 30,    September 30,
                                                        2002              2001
                                                     -----------      -----------
Cash flows from operating activities
     Net loss                                        $(1,631,138)     $(2,136,199)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
         Depreciation of fixed assets                    156,604          138,278
         Amortization of patents                          47,043           57,000
         Loss on disposal of fixed assets                     --            1,018
         Loss on disposal of patents                          --            6,144
         Changes in assets and liabilities:
              Accounts receivable                        373,379         (363,919)
              Inventories                                775,083       (1,112,020)
              Other current assets                      (601,068)          68,195
              Other long-term assets                    (110,300)              --
              Accounts payable                           (64,159)         249,080
              Accrued liabilities                        197,585          (79,491)
              Allowance for sales returns                200,000               --
                                                     -----------      -----------
Net cash used in operating activities                   (656,971)      (3,171,914)
                                                     -----------      -----------
Cash flows from investing activities:

Sale and maturities of marketable securities           4,204,131        2,753,724
Additions to property, plant and equipment              (282,822)        (193,224)
Patent fees                                              (94,417)         (55,606)
                                                     -----------      -----------
Net cash provided by investing activities              3,826,892        2,504,894
                                                     -----------      -----------
Cash flow from financing activities:

Proceeds from stock option exercises                          --          197,400
                                                     -----------      -----------
Net cash provided by financing activities                     --          197,400
                                                     -----------      -----------
Net decrease in cash and cash equivalents              3,169,921         (469,620)
Cash and cash equivalents at beginning of period       2,023,969        1,842,838
                                                     -----------      -----------
Cash and cash equivalents at end of period           $ 5,193,890      $ 1,373,218
                                                     ===========      ===========

See the accompanying notes to condensed financial statements.

                          BONE CARE INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION

      The financial statements in this report have been prepared by Bone Care International, Inc. without audit, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2002, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 30, 2002.

      In the opinion of management, information included in this report reflects all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of results for these interim periods.

      The results of operations for the interim period ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003.

(2)   REVENUE RECOGNITION POLICY

      Bone Care records sales and the related costs of Hectorol Capsules and Hectorol Injection based on shipments to its customers reduced by the estimated future returns. The terms of sale for all product sales are F.O.B. shipping point. Revenue is recognized at the time of shipment as risk of loss has transferred to the customer, delivery has occurred, and collectibility is reasonably certain. Customers have a right to return product if they are unable to sell it prior to the expiration date. In accordance to Statement of Financial Accounting Standard (SFAS) No. 48, "Revenue Recognition When Right of Return Exists", Bone Care's September 30, 2002 balance sheet includes a $426,100 accrual for the estimated amount of future returns related to Hectorol Capsules and Hectorol Injection.

      License fees received by Bone Care are recognized as income when the associated licensing obligations are satisfied. For the quarter ended September 30, 2002, no license fees were recognized.

(3)   INVENTORIES

      Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are comprised of:

                                            September 30,      June 30,
                                                 2002           2002
                                              ----------     ----------
                          Raw materials       $  456,567     $  456,548
                          Work in process         68,807        610,171
                          Finished goods         799,012      1,032,750
                                              ----------     ----------
                                              $1,324,386     $2,099,469
                                              ==========     ==========

(4)  NET LOSS PER SHARE

     Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Options to purchase common stock have been excluded from the calculations of diluted earnings per share as the impact of these options on diluted earnings per share would be anti-dilutive.

(5) COMPREHENSIVE INCOME

      Total comprehensive loss was $1,649,124 and $2,103,909 for the three months ended September 30, 2002 and 2001, respectively. Our comprehensive income includes unrealized gains and losses on available-for-sale securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

      Total revenues for the first quarter ended September 30, 2002 increased to $5,417,400 from $2,652,140 in the quarter ended September 30, 2001. The increase was the result of increased sales of Hectorol(R) IV, offset by a decline in sales of Hectorol Capsules. Hectorol IV, launched in August 2000, generated revenues of $4,185,859 during the quarter ended September 30, 2002 compared to $1,023,055 in the quarter ended September 30, 2001. Hectorol Capsule revenues were $1,231,541 for the quarter ended September 30, 2002, compared to $1,629,085 in the quarter ended September 30, 2001.

      Gross margins for the quarter ended September 30, 2002, were $3,907,794, or 72% of revenues compared to $2,059,234, or 78% of revenues in the quarter ended September 30, 2001. Current quarter margins were lower as a percentage of sales due to increased spending for quality assurance overhead.

      Research and development expenses were relatively unchanged at $1,448,436 in the quarter ended September 30, 2002, and $1,391,717 in the quarter ended September 30, 2001.

      Sales and marketing expenses increased $775,115 to $3,024,950 in the quarter ended September 30, 2002, from $2,249,835 in the quarter ended September 30, 2001. These increases are attributable to an increase in the sales force from 31 at September 30, 2001 to 40 at September 30, 2002 and an increase in the marketing staff from 4 at September 30, 2001 to 8 at September 30, 2002. We implemented these headcount increases in anticipation of a national J-code that became effective January 1, 2002. This code was issued by the Centers for Medicare and Medicaid Services (CMS) for reimbursement of Hectorol Injection during hemodialysis.

      General and administrative expenses increased $365,392 to $1,280,326 in the quarter ended September 30, 2002 from $914,934 in the quarter ended September 30, 2001. The increase was attributable to costs associated with hiring the President and CEO.

      Interest income decreased $146,273 to $214,780 in the quarter ended September 30, 2002, from $361,053 in the quarter ended September 30, 2001. The decrease was due to lower average cash and marketable security balances for the quarter ended September 30, 2002, as well as a decline in yield on our investments.

Manufacturing

      Akorn, Inc., currently the sole manufacturer of Hectorol Injection, received a warning letter from the FDA in September 2000 identifying general deviations from the FDA's current Good Manufacturing Practices (c-GMP) regarding manufacturing procedures, records and training. They received another letter from the FDA in December 2001 identifying additional deviations from c-GMP pursuant to a follow-up inspection of their facility. In response to this second FDA letter, Akorn agreed to halt production of Hectorol Injection until such time as these deviations could be remediated. Akorn is scheduled to produce validation lots during November and December that could ultimately be used as commercial product. If they successfully complete the validation lots and pass the FDA site re-inspection and the FDA accepts our submission under an accelerated review process, we anticipate product from Akorn will be commercially available by the end of calendar 2002 or the beginning of the first quarter, calendar 2003. We are managing the inventory levels of the supplier channels in an attempt to ensure that clinics and patients do not experience any shortage of product. In addition, we have entered into a manufacturing agreement with Draxis Pharma Inc., a subsidiary of Draxis Health Inc., to serve as an additional manufacturer of Hectorol(R) Injection. Draxis anticipates completing manufacturing process validation runs, which could ultimately be used as commercial product, by the end of November 2002. If they successfully complete these validation lots and the FDA accepts our submission for Draxis under an accelerated review process, we anticipate this product supply would be commercially available in the first quarter of calendar 2003. Although we cannot at this point give assurance that we will meet these goals, we believe that we will have commercial supply of Hectorol Injection from one or both of our contract manufacturers no later than the first quarter of calendar 2003.

Liquidity and Capital Resources

      Net cash used in operating activities was $656,971 for the quarter ended September 30, 2002 and $3,171,914 for the quarter ended September 30, 2001. The cash used by operating activities was used primarily to fund research and development as well as marketing and commercialization efforts for Hectorol Capsules and Hectorol Injection.

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

      -     manufacturing expenses;

      -     sales and marketing programs; and

      -     other operating expenses.

      Cash, cash equivalents and short- and long-term marketable securities were $23,128,465 at September 30, 2002 and $24,180,661 at June 30, 2002. Cash and
cash equivalents are currently invested primarily in short-term investment grade United States government, municipal and corporate debt securities.

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

      At June 30, 2002, we had state tax net operating loss carryforwards of approximately $38,010,000 and state research and development tax credit carryforwards of approximately $449,000, which will begin expiring in 2006. We also had federal net operating loss carryforwards of approximately $39,352,000 and research and development tax credit carryforwards of approximately $1,741,000, which will begin expiring in 2011.

Critical Accounting Policies and Estimates

      Our significant accounting policies are described in Note 1 to the Notes to the Financial Statements for the year ended June 30, 2002 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 30, 2002. Those financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to our provision for sales returns and allowances, allowance for doubtful accounts, and our estimate of excess and obsolete inventory. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

      Allowance for Doubtful Accounts

      An allowance is maintained for estimated losses resulting from the inability of customers to make required payments. Credit terms are extended on an uncollateralized basis primarily to wholesale drug distributors and independent clinics throughout the United States. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, percentage of accounts receivable by aging category, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Historically, our actual losses from uncollectible accounts have been insignificant.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Our sales from inception to date have been made to U.S. customers and, as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to sell in foreign markets, including Europe and Asia. Because our sales are made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. At September 30, 2002, we did not hold any short- or long-term investments other than high-grade investment securities planned to be held to maturity and, therefore, we do not believe that short-term fluctuations of interest rates would materially affect the value of our investments.

Item 4.  Controls and Procedures

            The Company's management, including its chief executive officer and chief financial officer, have conducted an evaluation of effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

                           PART II - OTHER INFORMATION
                          BONE CARE INTERNATIONAL, INC.


Item 1.     Legal Proceedings

                  Bone Care may be a defendant from time to time in actions
            arising out of our ordinary course of business operations. In the opinion of management, the outcome of pending claims is not likely to have a material adverse effect on our financial statements.

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

Item 6.     Exhibits and Reports on Form 8-K

          (a) Exhibits furnished:

              (11) Statement Regarding Computation of Loss Per Share (99.1) Certification Pursuant to Section 1350 of Chapter 63 of
                      Title 18 of the United States Code
              (99.2) Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

          (b) Reports on Form 8-K
              The Company filed a Form 8-K dated July 8, 2002 reporting under
              Item 4 a change in the Company's certifying accountant.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BONE CARE INTERNATIONAL, INC.
                                   (Registrant)




Date:  November 13, 2002                   /s/ Paul L. Berns
                                           -------------------------------------
                                           Paul L. Berns
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date:  November 13, 2002                   /s/ Robert A. Beckman
                                           -------------------------------------
                                           Robert A. Beckman
                                           Vice President - Finance
                                           (Principal Financial and Accounting
                                           Officer)

                                 CERTIFICATIONS

            I, Paul L. Berns, the President and Chief executive Officer of Bone Care International, Inc. (the "registrant"), certify that:

1.    I have reviewed this quarterly report or Form 10-Q of the registrant;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; and

4. the registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. the registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
                                           /S/  PAUL  L. BERNS
                                           -------------------------------------
                                           Paul L. Berns
                                           President and Chief Executive Officer

                                 CERTIFICATIONS

            I, Robert A. Beckman, the Vice President-Finance of Bone Care International, Inc. (the "registrant"), certify that:

1.    I have reviewed this quarterly report or Form 10-Q of the registrant;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; and

4. the registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. the registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
                                                        /S/  ROBERT A. BECKMAN
                                                        ------------------------
                                                        Robert A. Beckman
                                                        Vice President - Finance

                          BONE CARE INTERNATIONAL, INC.

                                  Exhibit Index

                For the Quarterly Period Ended September 30, 2002


No.     Description                                                                 Page

11      Statement Regarding Computation of Loss Per Share........................    18


99.1    Certification Pursuant to 18 U.S.C. Section 1350, as enacted by section
        906 of the Sarbanes - Oxley Act of 2002..................................    19


99.2    Certification Pursuant to 18 U.S.C. Section 1350, as enacted by section
        906 of the Sarbanes - Oxley Act of 2002..................................    20