Form 10-Q
period 2003-03-31
BONE CARE INTERNATIONAL INC
filed 2003-05-14
CIK 1009405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                                               Yes |X|    No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                               Yes |X|    No | |


As of May 1, 2003, 14,215,372 shares of the registrant's common stock, no par value, were outstanding.

                          BONE CARE INTERNATIONAL, INC.

                                    FORM 10-Q

                  For the quarterly period ended March 31, 2003

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              Page


Item 1 Financial Statements

             Condensed Balance Sheets
             March 31, 2003 and June 30, 2002, Unaudited                      3

             Condensed Statements of Operations
             Quarters and Nine Months Ended
             March 31, 2003 and 2002, Unaudited                               5

             Condensed Statements of Cash Flows
             Nine Months Ended
             March 31, 2003 and 2002, Unaudited                               6

             Notes to Condensed Financial Statements, Unaudited               7

Item 2 Management's Discussion and Analysis of Financial                      9
       Condition and Results of Operations

Item 3 Quantitative and Qualitative Disclosures About Market Risk            13

Item 4 Controls and Procedures
                                                                             13
PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                                  14

Item 2    Changes in Securities and Use of Proceeds                          14

Item 3    Defaults Upon Senior Securities                                    14

Item 4    Submission of Matters to a Vote of Security Holders                14

Item 5    Other Information                                                  14

Item 6    Exhibits and Reports on Form 8-K                                   15

SIGNATURES
                                                                             16
Certifications
                                                                             17
EXHIBIT INDEX
                                                                             19

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

BONE CARE INTERNATIONAL, INC.
Unaudited Condensed Balance Sheets

---------------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------------------
                                                                      March 31,          June 30,
                                                                        2003               2002
---------------------------------------------------------------------------------------------------
Current Assets:
     Cash and cash equivalents                                       $ 1,764,362        $ 2,023,969
     Marketable securities                                            15,178,948         18,436,896
     Accounts receivable, net of allowance for
       doubtful accounts of $203,009 and $152,960
       at March 31, 2003 and June 30, 2002,
       respectively                                                    2,468,275          4,285,569
     Inventories                                                       2,039,348          2,099,469
     Other current assets                                                980,170            775,596
---------------------------------------------------------------------------------------------------
Total current assets                                                  22,431,103         27,621,499
---------------------------------------------------------------------------------------------------

Long-term securities                                                     914,657          3,719,796
Other long-term assets                                                   110,300                  -
Property, plant and equipment-at cost:
     Leasehold improvements                                              588,632            588,632
     Furniture and fixtures                                              543,782            452,345
     Machinery and other equipment                                     2,886,485          2,317,405
---------------------------------------------------------------------------------------------------
                                                                       4,018,899          3,358,382
     Less accumulated depreciation and amortization                    2,119,276          1,573,497
---------------------------------------------------------------------------------------------------
                                                                       1,899,623          1,784,885
Patent fees net of accumulated amortization
  of $1,099,907 at March 31, 2003 and
  $988,026 at June 30, 2002                                            1,268,387          1,198,249

Goodwill                                                                 359,165            359,165

---------------------------------------------------------------------------------------------------
                                                                     $26,983,235        $34,683,594
===================================================================================================


See the accompanying notes to condensed financial statements.

BONE CARE INTERNATIONAL, INC.
Unaudited Condensed Balance Sheets

---------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------
                                                                                      March 31,             June 30,
                                                                                        2003                  2002
------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                                                    $  2,465,856         $  1,769,665
   Accrued liabilities:
       Accrued clinical study and research costs                                            516,777              152,352
       Compensation payable                                                               1,257,613              509,677
       Accrued health and dental costs                                                       56,281                    -
       Other current liabilities                                                                347                1,924
    Allowance for sales returns                                                             299,520              226,100
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 4,596,394            2,659,718


Long-term liabilities                                                                       676,868                    -
Shareholders' equity:
    Preferred stock-authorized 2,000,000                                                          -                    -
      shares of $.001 par value; none issued

    Common stock-authorized 28,000,000 shares of no par value; issued and outstanding 14,215,372 shares at March 31, 2003
      and 14,156,722 at June 30, 2002                                                    11,393,883           11,393,883
  Additional paid-in capital                                                             62,219,918           62,096,272
  Accumulated deficit                                                                   (51,903,828)         (41,520,236)
  Accumulated other comprehensive income                                                          -               53,957
------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               21,709,973           32,023,876
------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 26,983,235         $ 34,683,594
========================================================================================================================

See the accompanying notes to condensed financial statements.

BONE CARE INTERNATIONAL, INC.
Condensed Statements of Operations
(Unaudited)

                                                        Three Months Ended                        Nine Months Ended
                                                ---------------------------------         ---------------------------------
                                                  March 31,            March 31,            March 31,            March 31,
                                                    2003                 2002                 2003                 2002
                                                ---------------------------------         ---------------------------------
Revenues                                        $  3,078,022         $  3,774,692         $ 12,238,435         $ 10,258,829
Operating expenses:
 Cost of sales                                     1,527,174              889,957            4,496,618            2,276,675
 Research and development                          1,577,120            1,687,705            4,553,280            4,279,453
 Sales and marketing                               3,223,289            2,450,436           10,023,999            7,247,053
 General and administrative                        1,488,187              812,975            4,028,209            2,621,203
                                                ---------------------------------         ---------------------------------
                                                   7,815,770            5,841,073           23,102,106           16,424,384
                                                ---------------------------------         ---------------------------------
Loss from operations                              (4,737,748)          (2,066,381)         (10,863,671)          (6,165,555)
  Interest income                                    112,989              285,753              480,079              994,825
                                                ---------------------------------         ---------------------------------
Net loss                                        $ (4,624,759)        $ (1,780,628)        $(10,383,592)        $ (5,170,730)
                                                =================================         =================================
Net loss per common share - basic and diluted   $      (0.33)        $      (0.13)        $      (0.73)        $      (0.37)
                                                =================================         =================================
Weighted average number of common shares          14,168,652           14,124,449           14,160,893           14,061,066



See the accompanying notes to condensed financial statements.

BONE CARE INTERNATIONAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

                                                                      Nine Months Ended
                                                                 March 31,           March 31,
                                                                   2003                2002
------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net loss                                                  $(10,383,592)        $ (5,170,730)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
         Depreciation of fixed assets                               545,779              504,268
         Amortization of patents                                    115,805              119,067
         Loss on disposal of patents                                 47,853                4,890
         Changes in assets and liabilities:
              Accounts receivable                                 1,817,294              434,299
              Inventories                                            60,121             (764,344)
              Other current assets                                 (204,574)             408,490
              Other long-term assets                               (110,300)                   -
              Accounts payable                                      696,191             (214,029)
              Accrued liabilities                                 1,167,065               58,494
              Long-term liabilities                                 676,868                    -
              Allowance for sales returns                            73,420             (155,000)
------------------------------------------------------------------------------------------------
Net cash used in operating activities                            (5,498,070)          (4,774,595)
------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Maturity of marketable securities                               6,009,130            4,347,748
  Additions to property, plant and equipment                       (660,517)            (735,129)
  Patent fees                                                      (233,796)            (281,330)
------------------------------------------------------------------------------------------------
Net cash provided by investing activities                         5,114,817            3,331,289
------------------------------------------------------------------------------------------------

Cash flow from financing activities:
  Proceeds from stock option exercises                              123,646              819,745
------------------------------------------------------------------------------------------------
Net cash provided by financing activities                           123,646              819,745
------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                          (259,607)            (623,561)
Cash and cash equivalents at beginning of period                  2,023,969            1,842,838
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $  1,764,362         $  1,219,277
================================================================================================


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

     The results of operations for the interim period ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003.


(2)  REVENUE RECOGNITION POLICY

     Bone Care records sales and the related costs of Hectorol Capsules and Hectorol Injection based on shipments to its customers reduced by the estimated future returns. The terms of sale for all product sales are F.O.B. shipping point. Revenue is recognized at the time of shipment as risk of loss has transferred to the customer, delivery has occurred, and collectibility is reasonably certain. Customers have a right to return product if they are unable to sell it prior to the expiration date. In accordance with Statement of Financial Accounting Standard (SFAS) No. 48, "Revenue Recognition When Right of Return Exists", Bone Care's March 31, 2003 balance sheet includes a $299,520 accrual for the estimated amount of future returns related to Hectorol Capsules and Hectorol Injection.


(3)  INVENTORIES

     Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are comprised of:

                                           -----------------------------
                                              March 31,      June 30,
                                                2003           2002
                                           -----------------------------
                      Raw materials         $ 1,417,803      $  456,548
                      Work in process           233,751         610,171
                      Finished goods            387,794       1,032,750
                                           -----------------------------
                                            $ 2,039,348      $2,099,469
                                           =============================


(4)  PATENTS

     Effective October 1, 2002, the Company revised its estimated useful lives for amortizing patents from 10 years to 17 years. This change in estimated lives was based on the average term patents are enforceable. The impact of this change on the quarter and the nine months ended March 31, 2003 was to decrease the net loss by $26,300 and $39,300, respectively.

(5)  NET LOSS PER SHARE

     Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Options to purchase common stock have been excluded from the calculations of diluted earnings per share as the impact of these options on diluted earnings per share would be anti-dilutive. As of March 31, 2003 and 2002, 1,842,233 and 800,683 options, respectively, have been excluded as the impact would have been anti-dilutive.


(6)  COMPREHENSIVE INCOME

     Total comprehensive loss was $4,642,745 and $1,839,254 for the three months ended March 31, 2003 and 2002, respectively. Total comprehensive loss was $10,437,549 and $5,171,448 for the nine months ended March 31, 2003 and 2002, respectively. Comprehensive loss is comprised of operating results and changes in unrealized gains and losses on available-for-sale securities.


(7)  NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The disclosure requirements in this interpretation are effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Bone Care has not issued guarantees of indebtedness as of March 31, 2003.

     On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The interim disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. Bone Care's stock-based compensation related to employees and non-employee directors is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and thus there is no compensation expense for options granted with exercise prices equal to the fair value of Bone Care's common stock on the date of the grant.

     Pro forma net loss and loss per share had the company elected to adopt the "fair-value based method" of SFAS No. 123 are as follows:

                                             Quarters Ended                           Nine Months Ended
                                  --------------------------------------    ----------------------------------------
                                   March 31, 2003      March 31, 2002        March 31, 2003       March 31, 2002
                                  --------------------------------------    ----------------------------------------
Net Loss as reported                   $(4,624,759)        $(1,780,628)          $(10,383,592)         $(5,170,730)
 Deduct: Total stock-based
 employee compensation expense            (441,877)           (277,691)            (1,150,738)            (818,403)
                                   --------------------------------------    ----------------------------------------

Pro forma net loss                     $(5,066,636)        $(2,058,319)          $(11,534,330)         $(5,989,133)

Net loss per share - basic and
diluted
  As reported                          $     (0.33)        $     (0.13)          $      (0.73)         $     (0.37)
  Pro forma                            $     (0.36)        $     (0.15)          $      (0.81)         $     (0.43)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Total revenues for the quarter ended March 31, 2003 decreased to $3,078,022 from $3,774,692 in the quarter ended March 31, 2002. The decrease was the result of a $757,431 decline in sales of Hectorol Injection, offset by a $60,761 increase in sales of Hectorol Capsules. Sales of Hectorol Injection were constrained in the quarter ended March 31, 2003 by an inventory shortage resulting from the temporary interruption of supply that began in the prior quarter. From December 16, 2002 to March 12, 2003, the Company was temporarily unable to fill customer orders for Hectorol Injection because of the manufacturing issues described below. Commercial shipments of Hectorol Injection were resumed in mid-March. Total revenues for the nine months ended March 31, 2003 increased to $12,238,435 from $10,258,829 in the nine months ended March 31, 2002. The increase was the result of a $3,025,959 increase in sales of Hectorol Injection, offset by a $1,046,353 decline in sales of Hectorol Capsules. Hectorol Injection, launched in August 2000, generated revenues of $1,930,391 and $2,687,822 during the quarters ended March 31, 2003 and 2002, respectively, and $8,882,119 and $5,856,160 during the nine months ended March 31, 2003 and 2002, respectively. Hectorol Capsules generated revenues of $1,147,631 and $1,086,870 during the quarters ended March 31, 2003 and 2002, respectively, and $3,356,316 and $4,402,669 during the nine months ended March 31, 2003 and 2002, respectively. Hectorol Capsule revenues were adversely impacted by the introduction of a competitive generic form of oral calcitriol, a vitamin D3, in 2002.

     Gross margins for the quarter ended March 31, 2003 were $1,550,848, or 50% of revenues, compared to $2,884,735, or 76% of revenues, in the quarter ended March 31, 2002. Gross margins for the nine months ended March 31, 2003 were $7,741,817, or 63% of revenues, compared to $7,982,154, or 78% of revenues, in the nine months ended March 31, 2002. Gross margins were lower as a percentage of sales due to increased cost of Hectorol Injection by Draxis Pharma Inc. as compared to production of Hectorol by Akorn, Inc., increased spending for quality assurance, and costs associated with the validation activities for the Hectorol Injection manufacturing process at our contract manufacturers. Validation costs were $416,000 for the quarter ended March 31, 2003 and $979,000 for the nine months ended March 31, 2003. No validation costs were incurred in the quarter and nine months ended March 31, 2002.

     Research and development expenses were $1,577,120 in the quarter ended March 31, 2003, and $1,687,705 in the quarter ended March 31, 2002. Research and development expenses were $4,553,280 in the nine months ended March 31, 2003, and $4,279,453 in the nine months ended March 31, 2002. The increase for the nine months ended March 31, 2003 is attributable to consulting expenses related to validating computer network systems used in operating clinical software, and internal costs to file the supplemental new drug application (SNDA) for 0.5mcg Hectorol Capsules.

     Sales and marketing expenses increased $772,853 to $3,223,289 in the quarter ended March 31, 2003, from $2,450,436 in the quarter ended March 31, 2002 and increased $2,776,946 to $10,023,999 in the nine months ended March 31, 2003, from $7,247,053 in the nine months ended March 31, 2002. These increases are attributable to the addition of senior level positions within the sales and marketing departments and increased market research and promotional spending related to the peritoneal dialysis and chronic kidney disease markets.

     General and administrative expenses increased $675,212 to $1,488,187 in the quarter ended March 31, 2003, from $812,975 in the quarter ended March 31, 2002. General and administrative expenses increased $1,407,006 to $4,028,209 in the nine months ended March 31, 2003, from $2,621,203 in the nine months ended March 31, 2002. The increase was attributable to costs associated with a higher compensation package for the new President and CEO and to increases in insurance premiums for property, casualty, and liability policies.

     Interest income decreased to $112,989 in the quarter ended March 31, 2003, from $285,753 in the quarter ended March 31, 2002. Interest income decreased to $480,079 in the nine months ended March 31, 2003, from $994,825 in the nine months ended March 31, 2002. The decreases were due to lower average cash and marketable security balances for the current year, as well as lower yields on our investments.


Manufacturing

     We have entered into a manufacturing agreement with Draxis Pharma Inc., a subsidiary of Draxis Health Inc., to serve as a manufacturer of Hectorol Injection. Draxis has completed production of the validation lots, which have been used as commercial product. On February 6, 2003, the Company submitted to the FDA a CBE-30 (changes being effective in 30 days) to add Draxis as an additional manufacturing site for Hectorol Injection. This submission was accepted by the FDA and allowed commercial distribution to begin in March 2003.

     As previously disclosed, Akorn, Inc. (previously the sole manufacturer of Hectorol Injection) agreed to halt production of Hectorol Injection until such time as certain general deviations from the FDA's current Good Manufacturing Practices could be remediated. The FDA's site inspection, which concluded in February 2003, resulted in additional inspectional observations that preclude submission at this time of a CBE-30 with respect to the manufacture and process improvements at Akorn. Although Akorn is not currently producing Hectorol Injection, it has completed production of the validation lots, which could ultimately be used as commercial product.

     Management believes that Draxis will have sufficient production capacity to meet the currently expected demand from existing customers and patients and allow the Company to begin to supply new patients and customers by the end of the quarter ending June 30, 2003. Bone Care also intends to seek a backup supplier for Hectorol Injection in addition to Draxis.

Liquidity and Capital Resources

     Net cash used in operating activities was $5,498,070 for the nine months ended March 31, 2003 and $4,774,595 for the nine months ended March 31, 2002. The cash used by operating activities was used primarily to fund marketing and commercialization efforts for Hectorol Capsules and Hectorol Injection as well as research and development.

     We have experienced negative cash flows from operations since our inception and do not anticipate generating adequate positive cash flows to fund our operations until we achieve, if ever, sufficient revenues from the sale of Hectorol Capsules and Hectorol Injection. We have expended, and expect to continue to expend in the future, substantial funds for our:

     o   research and development programs;

     o   pre-clinical and clinical testing;

     o regulatory processes, including completion of FDA post-approval Phase IV commitments for Hectorol Capsules and Hectorol Injection;

     o manufacturing expenses, including validation costs for Hectorol IV at our contract manufacturers;

     o   sales and marketing programs; and

     o   other operating expenses.

     Cash, cash equivalents and short- and long-term marketable securities were $17,857,967 at March 31, 2003 and $24,180,661 at June 30, 2002. Cash and cash equivalents are currently invested primarily in short-term investment grade United States government, municipal and corporate debt securities.

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

     Based upon our current plans, we believe that we will have sufficient funds to meet our operating expenses and capital requirements for at least the next year. If necessary, additional capital to fund our operations may be sought through equity or debt offerings or other financings. There is no assurance that such additional funds will be available on acceptable terms, if at all.

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


     Sales Returns and Allowances

     When revenue is recognized, Bone Care simultaneously records an estimate of various costs, which reduce product sales. These costs include estimates for product returns, chargebacks, rebates, and discounts. Estimates are based on a variety of factors including historical return experience, rebate and chargeback agreements, inventory levels at our wholesale customers, and estimated sales by our wholesale customers to other third parties who have contracts with us. Actual experience associated with any of these items may differ materially from our estimates. Factors are reviewed that influence our estimates and, if necessary, adjustments are made when we believe that actual product returns, chargebacks, rebates, and discounts may differ from established reserves.


     Allowance for Doubtful Accounts

     An allowance is maintained for estimated losses resulting from the inability of customers to make required payments. Credit terms are extended on an uncollateralized basis primarily to wholesale drug distributors and independent clinics throughout the United States. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, percentage of accounts receivable by aging category, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Historically, our actual losses from uncollectible accounts have been immaterial.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our sales from inception to date have been made to U.S. customers and, as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to sell in foreign markets, including Europe and Asia. Because our sales are made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. At March 31, 2003, we did not hold any short- or long-term investments other than high-grade investment securities planned to be held to maturity and, therefore, we do not believe that short-term fluctuations of interest rates would materially affect the value of our investments.


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

Item 4.   Submission of Matters to a Vote of Security Holders

               None


Item 5.   Other Information

               This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and
          Section 21E of the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us, including, among other things:

               o general economic and business conditions, both nationally and in our markets;

               o our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

               o    anticipated trends in our business;

               o    existing and future regulations affecting our business;

               o    our early stage of development;

               o    the uncertainty of our future profitability;

               o our ability to satisfy the FDA's conditions for marketing approval for Hectorol;

               o    other risk factors

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



                               BONE CARE INTERNATIONAL, INC.
                               (Registrant)




Date:  May 13, 2003            /S/ PAUL  L. BERNS
                               --------------------------------
                                  Paul L. Berns
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)




Date:  May 13, 2003            /S/  ROBERT A. BECKMAN
                               --------------------------------
                                  Robert A. Beckman
                                  Vice President - Finance
                                  (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS


          I, Paul L. Berns, the President and Chief Executive Officer of Bone Care International, Inc. (the "registrant"), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of the registrant;

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



Date:  May 13, 2003
                                          /S/  PAUL  L. BERNS
                                          -------------------------------
                                          Paul L. Berns
                                          President and Chief Executive Officer

                                 CERTIFICATIONS


          I, Robert A. Beckman, the Vice President-Finance of Bone Care International, Inc. (the "registrant"), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of the registrant;

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



Date:  May 13, 2003
                                             /S/  ROBERT A. BECKMAN
                                             --------------------------------
                                             Robert A. Beckman
                                             Vice President-Finance

                          BONE CARE INTERNATIONAL, INC.

                                  Exhibit Index

                  For the Quarterly Period Ended March 31, 2003

No.     Description                                                        Page


99.1    Certification Pursuant to 18 U.S.C. Section 1350, as enacted by section 906 of the Sarbanes-Oxley Act of 2002....................... 20


99.2    Certification Pursuant to 18 U.S.C. Section 1350, as enacted by section 906 of the Sarbanes-Oxley Act of 2002....................... 21