Form 10-K
period 2003-06-30
BONE CARE INTERNATIONAL INC
filed 2003-09-29
CIK 1009405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                            ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                        Yes [X] No [ ]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $141,577,720 as of December 31, 2002, assuming solely for purposes of this calculation that all directors and executive officers of the registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of September 15, 2003, there were 14,283,130 shares of the Registrant's Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Bone Care International, Inc., Proxy Statement for its 2003 Shareholders Meeting to be held on November 19, 2003 (Part III).

                          BONE CARE INTERNATIONAL, INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 2003

                                                                                                              PAGE
                                                                                                              ----

PART I
Item 1       Business...................................................................................        4

Item 2       Properties.................................................................................       22

Item 3       Legal Proceedings..........................................................................       22

Item 4       Submission of Matters to a Vote of Security Holders........................................       22

PART II
Item 5       Market for Registrant's Common Equity and Related Stockholder Matters......................       22

Item 6       Selected Financial Data....................................................................       23

Item 7       Management's Discussion and Analysis of Financial Condition and Results of Operations......       24

Item 7A      Quantitative and Qualitative Disclosures about Market Risk.................................       29

Item 8       Financial Statements and Supplementary Data................................................       30

Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......       47

Item 9A      Controls and Procedures....................................................................       47

PART III
Item 10      Directors and Executive Officers of the Registrant.........................................       47

Item 11      Executive Compensation.....................................................................       47

Item 12      Security Ownership of Certain Beneficial Owners and Management.............................       47

Item 13      Certain Relationships and Related Transactions.............................................       47

PART IV
Item 14      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................       48

             Signatures.................................................................................       49

             Index to Exhibits..........................................................................       50

         In this Annual Report on Form 10-K, the "Company", "Bone Care," "we," "us" and "our" refer to Bone Care International, Inc., unless the context suggests otherwise.

         Bone Care(R) and Hectorol(R) are registered trademarks of Bone Care International, Inc., in the U.S. A community trademark application for Hectorol is pending in the European Community Trademark Office, Japan, and selected other countries. Hectorol is the brand name for the active drug substance, doxercalciferol. This filing also includes trademarks of other companies.

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements. Statements relating to future net sales, costs of sales, other expenses, profitability, financial resources, or products and production schedules, or statements that predict or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on management's beliefs as well as assumptions made by and information currently available to management. Accordingly, the Company's actual results may differ materially from those expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in the Company's operations and business environment, including, among other factors:

     o general economic and market conditions in the U.S., Europe and the rest of the world;

     o our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

     o the ability of the Company and its supplier of Hectorol Injection to meet the Company's anticipated production schedule;

     o technical risks associated with the development of new products, regulatory policies in the U.S. and other countries;

     o risks associated with our ability to avoid or minimize delays in/or interruption of the manufacture and supply of our products, including the approvals of regulatory authorities in connection therewith;

     o    reimbursement policies of public and private health care payors;

     o    introduction and acceptance of new drug therapies;

     o competition from existing products and from new products or technologies;

     o the failure by the Company to produce anticipated cost savings or improve productivity;

     o    the timing and magnitude of capital expenditures and acquisitions; and

     o other risk factors set forth under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Bone Care International, Inc., is a specialty pharmaceutical company engaged in discovering, developing and commercializing improved vitamin D-hormone therapies to treat secondary hyperparathyroidism in patients with kidney (or renal) disease, and other diseases, including osteoporosis, psoriasis and cancers of the prostate, breast and colon. We were founded in 1984 as a subsidiary of Lunar Corporation, located in Madison, Wisconsin, and we were spun off from Lunar in 1996.

     We licensed our first product, doxercalciferol or Hectorol, as it is known commercially, in 1987 from the University of Wisconsin, a leading vitamin D research center. Hectorol is a vitamin D-hormone replacement therapy approved by the U.S. Food and Drug Administration (FDA) in two formulations to treat secondary hyperparathyroidism in patients with end-stage renal disease, or ESRD. Hectorol is a safe and effective therapy for reducing elevated levels of parathyroid hormone (PTH) in blood in the management of secondary hyperparathyroidism, a disease characterized by excessive secretion of PTH. Hyperparathyroidism, if left untreated, can eventually result in cardiovascular compromise, reduced immunity, muscle weakness, bone loss and fractures. Virtually all ESRD patients suffer from secondary hyperparathyroidism. We obtained FDA approval for Hectorol Capsules in June 1999, and we began selling this orally administered product in the U.S. in October 1999. We obtained FDA approval for Hectorol Injection in April 2000, we launched this intravenous product in the U.S. in August 2000, and we received a national Medicare reimbursement code for Hectorol Injection in January 2002. We are also developing doxercalciferol and other vitamin D-hormones to expand indications and treat other diseases. We filed a supplemental New Drug Application with the FDA in December 2001 to treat secondary hyperparathyroidism in chronic kidney disease (CKD) patients. We received an "approvable letter" from the FDA in October 2002, for which we have provided our response. If approved, this would expand the approved indications for Hectorol Capsules.

BACKGROUND

     D-hormones are produced in the body from vitamin D that is either ingested or generated in the skin from sunlight exposure. D-hormones have essential roles in human health; they regulate (1) parathyroid hormone secretion by the parathyroid glands, (2) the absorption of calcium by the small intestine, (3) muscle function, and (4) the proliferation and maturation of several types of normal and abnormal cells. D-hormone deficiency in CKD occurs when the kidneys are unable to produce adequate active D-hormones. Without sufficient active D-hormone levels, PTH secretion is increased and calcium absorption in the small intestine is reduced, leading to hypocalcemia and eventually to bone disease.

     Hyperparathyroidism is a disease characterized by excessive secretion of PTH by the parathyroid glands. The medical community classifies hyperparathyroidism as either "primary" or "secondary," depending on the underlying cause. Primary hyperparathyroidism is less common and is caused by a disorder in one or more of the parathyroid glands, usually a tumor. Surgical removal of the affected parathyroid glands is the only effective treatment. Secondary hyperparathyroidism is the more common type of hyperparathyroidism and is caused by diseases unrelated to the parathyroid glands. It is seen in varying severity in virtually all ESRD patients, in whom normal kidney function is lost and dialysis is required for survival. Secondary hyperparathyroidism in renal disease generally continues to worsen unless treated with D-hormone therapy.

     The goals of D-hormone therapy in this setting are to decrease blood PTH levels and to normalize blood calcium, thereby treating or preventing bone disease, and other adverse effects of elevated PTH. There are other vitamin D-hormones on the market which have been approved for the treatment of secondary hyperparathyroidism and are competing with Hectorol. The two key competing products in the U.S. approved by the FDA are calcitriol and paricalcitol. The challenge in administering vitamin D hormone therapy is to deliver a sufficient dose to be effective without causing toxic side effects including:

     o Excessive phosphorus and/or calcium in the blood, which increases the risk that mineral deposits will develop in soft tissues, such as in the heart and arteries, contributing to cardiac disease, or in the kidneys, accelerating kidney failure in CKD patients.

     o Excessive phosphorus in the blood, which stimulates secretion of PTH by the parathyroid glands and exacerbates secondary hyperparathyroidism.

     o Excessive calcium in the urine, which increases the risk that calcium-rich deposits will develop in the kidneys and accelerate kidney failure in CKD patients.

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

     Currently U.S. physicians and dialysis providers favor intravenous products because of several factors: (1) Medicare reimbursement is only available for intravenous products; (2) repeated oral delivery of active D-hormones promotes their breakdown in the intestine, thereby increasing intestinal absorption of calcium and reducing the amount delivered to the parathyroid glands; and (3) healthcare professionals can assure patient compliance with drug administration at the time of dialysis.

THE BONE CARE SOLUTION

     We have two FDA approved products to treat secondary hyperparathyroidism in ESRD patients: Hectorol Injection and Hectorol Capsules. Hectorol offers:

     o Safe and Effective Treatment. Data obtained from our clinical trials have demonstrated that Hectorol is a safe and effective therapy for treating secondary hyperparathyroidism in ESRD patients. In these trials, Hectorol reduced blood levels of PTH in more than 90% of the treated patients with minimal side effects. Based on these and other trials, we believe that Hectorol compares favorably to competitive D-hormones, including calcitriol and paricalcitol; however, we have not performed comparative trials to demonstrate these conclusions.

     o Oral Delivery that Expands Market Opportunities. Hectorol Capsules provide a safe, convenient and effective oral vitamin D therapy for the management of PTH levels in patients with ESRD. Oral Hectorol has the potential to be used in other clinical settings besides ESRD. Intravenous D-hormone products are used only in hemodialysis patients under medical supervision. Competitive intravenous D-hormones may be less well suited for oral delivery because they are fully active on delivery, which can cause certain cells lining the small intestine to absorb too much calcium and phosphorus, leading to side effects. Hectorol, on the other hand, is an inactive pro-hormone that, after oral delivery, is not immediately available to these intestinal cells.

     o A Pro-Hormone that Provides Consistent Levels of Natural D-Hormones. Hectorol is a vitamin D pro-hormone, an inactive vitamin D analog that is metabolized by the liver into two active and naturally occurring D-hormones. Activated Hectorol is released into the bloodstream at a rate which mimics the normal physiologic production of active D-hormones by normal kidneys. Normal physiologic blood levels of D-hormones allow efficient regulation of PTH secretion by the parathyroid glands with few side effects.

     o A Potentially Wider Therapeutic Window. We believe that there is indirect evidence that Hectorol has a wider range, or therapeutic window, between a minimum effective dose and a dose with significant side effects as compared to other D-hormone therapies. Animal studies have demonstrated that Hectorol has fewer side effects than calcitriol or alfacalcidol when delivered at doses of equivalent potency. No clinical trials directly comparing Hectorol to any other D-hormone therapy in ESRD patients have been conducted. We have not conducted any comparative trials of D-hormones in any human subjects. A wider therapeutic window would improve safety and facilitate patient management.

OUR STRATEGY

     Our strategy is to develop new D-hormone products and commercialize our two approved products, Hectorol Injection and Hectorol Capsules, by:

     o Expanding Our Sales and Marketing Infrastructure. We will continue to develop our internal sales and marketing capabilities to compete in the $400 million D-hormone market in the U.S. for ESRD patients and for related markets that could be effectively addressed with a small, highly targeted sales and marketing effort. We will seek to establish mutually beneficial alliances or marketing agreements with partners who can rapidly penetrate geographic markets and therapeutic areas where we have no current or planned sales presence.

     o Competitively Pricing Hectorol. On a per treatment basis, Hectorol Injection is priced similar to the older D-hormone, calcitriol, but below the more recently launched D-hormone, paricalcitol. Hectorol Capsules also represent an attractive alternative for patients on home dialysis who do not receive IV therapy. While oral D-hormone therapies are not currently reimbursed by Medicare, they are favored outside of the U.S. We are currently the only company with both an oral and intravenous D-hormone product approved for treatment of dialysis patients in the U.S., and we believe we are well positioned to compete in the marketplace if Medicare reimbursement dynamics change in the future.

     o Expanding the Approved Indications for Hectorol Capsules. We filed a supplemental New Drug Application with the FDA in December 2001 to treat secondary hyperparathyroidism in CKD (pre-ESRD) patients. We do not have plans to request FDA approvals for other new indications in the next two years.

     o Developing Additional Product Offerings. We will continue to use our research, clinical and regulatory expertise to seek to develop our other patented D-hormones for targeted diseases, such as osteoporosis in elderly patients, as well as for psoriasis and cancers where vitamin D therapy may be of benefit, such as cancers of the prostate, breast and colon.

OUR PRODUCTS

     Our objective is to discover, develop and commercialize vitamin D-hormone therapies with improved safety and efficacy profiles to treat a variety of diseases where current treatments are either unavailable or inadequate. Comparative studies in several animal species have demonstrated that our vitamin D technologies potentially have an improved therapeutic index as compared to other vitamin D analogs. In pre-clinical models, Hectorol and/or LR-103 are 3 to 30 times less toxic when administered at doses with equivalent potency as compared to calcitriol and/or alfacalcidol. Additional animal studies have shown that, unlike Hectorol and LR-103, competitive D-hormone therapies cause significant calcium deposits in the kidneys when delivered in doses equivalent to those used to treat patients. We cannot be certain, however, that additional clinical studies will support our conclusion that Hectorol and LR-103 have wider therapeutic windows than other D-hormone therapies.

HECTOROL INJECTION

     We developed Hectorol Injection for use in the estimated 340,000 ESRD patients in the U.S. Our FDA submission included data from two Phase III trials, which included a total of 70 patients and consisted of an eight-week monitoring period in which no D-hormone therapies were given, followed by a 12-week period in which patients received open-label treatment with Hectorol Injection at hemodialysis. The study endpoint for effectiveness was the observed reduction in blood PTH levels, and the endpoints for safety were the observed rates of hypercalcemia and hyperphosphatemia. In both trials, after 12 weeks of open-label treatment, mean blood PTH levels were reduced 40% to 50%. These reductions were statistically significant (p<0.01). In both studies, blood PTH reached a predetermined optimal range in more than 70% of treated patients. Hectorol Injection normalized blood calcium but also caused infrequent episodes of hypercalcemia and hyperphosphatemia. We obtained FDA approval for Hectorol Injection in April 2000, and we began selling the product in August 2000. The FDA previously required us to complete and submit a post-approval Phase IV trial in pediatric patients with ESRD by August 2004. However, the FDA's rule requiring that trial was struck down in U.S. Federal Court in October 2002. Legislation has passed the U.S. Senate and is expected to be passed by the U.S. House of Representatives and signed into law later this year restoring the FDA's rule. If this legislation is enacted, we expect the cost of the required pediatric trial to be approximately $1 million. The Senate bill would allow the FDA to deem a drug misbranded if Bone Care did not complete the pediatric trials on a timely basis, which would require us to withdraw Hectorol Injection from the market.

     Hectorol Injection competes with intravenous calcitriol (brand name Calcijex(R)) and intravenous paricalcitol (brand name Zemplar(R)) both sold by Abbott Laboratories and the generic form of intravenous calcitriol sold by other manufacturers. The total annual sales of Calcijex and Zemplar in the U.S. are approximately $360 million, while the sales of generic injectible calcitriol have not been significant to date. The competitive products are all approved in the U.S. for the treatment of elevated PTH in ESRD patients.

HECTOROL CAPSULES

     Hectorol Capsules are approved for use in the approximately 340,000 ESRD patients in the U.S. In addition, we have completed clinical trials of Hectorol Capsules to gain FDA approval for use in CKD patients, which is a larger disease population. The FDA approved Hectorol Capsules in June 1999 based on the results of two Phase III trials involving a total of 211 subjects, of which 138 were dosed with Hectorol Capsules. Each trial consisted of an eight-week monitoring period in which no D-hormone therapies were given, followed by a 16-week period in which patients received open-label treatment with Hectorol Capsules at hemodialysis, and an eight-week period in which patients received, in a double-blinded randomized fashion, continuing treatment with either Hectorol Capsules or a matching placebo. The study endpoint for effectiveness was the observed reduction in blood PTH levels, and the endpoints for safety were the observed rates of hypercalcemia and hyperphosphatemia. In both trials, after 16 weeks of open-label treatment, mean blood PTH levels were reduced more than 50%. These reductions were statistically significant (p<0.01). In addition, blood PTH reached a pre-determined optimal range in 83% of the treated patients. At the end of the eight additional weeks of blinded treatment, mean blood PTH levels in patients receiving Hectorol Capsules remained approximately 50% below those receiving a matching placebo. Differences in mean blood PTH levels between patients receiving Hectorol Capsules and those receiving placebo treatments were clinically and statistically significant. Hectorol Capsules normalized blood calcium levels but caused infrequent episodes of hypercalcemia and hyperphosphatemia.

     Hectorol Capsules compete with calcitriol (brand name Rocaltrol(R)) sold by Roche Pharmaceuticals and the generic form of calcitriol sold by TEVA Pharmaceuticals. The total annual sales of these two competitive products in the U.S. are approximately $34 million. The competitive products are approved in the U.S. for the treatment of elevated PTH in both ESRD and CKD patients, while Hectorol is not yet approved for the treatment of CKD patients.

          SECONDARY HYPERPARATHYROIDISM IN CKD PATIENTS. Secondary hyperparathyroidism begins to develop in patients with modest reductions in kidney function and becomes more severe as CKD progresses. Evidence from published clinical research suggests that early intervention with D-hormone replacement therapy can slow the progression and enhance the treatment of secondary hyperparathyroidism in CKD patients. Calcitriol is approved in the U.S., and we believe oral alfacalcidol, which is not FDA approved, is used in certain foreign markets to treat CKD patients. As with their use in dialysis patients, however, these competitive oral products may cause side effects.

          We have completed two randomized, double-blind, placebo-controlled Phase III trials for Hectorol Capsules to treat secondary hyperparathyroidism in CKD patients. The trials consisted of an eight-week monitoring period in which no D-hormone therapies were given, followed by a 24-week period in which patients were treated with either Hectorol Capsules or a matching placebo. The study endpoint for effectiveness was the observed reduction in blood PTH levels, and the endpoints for safety were the observed rates of hypercalcemia, hyperphosphatemia and hypercalciuria, and significant decreases in kidney function. In both studies, preliminary results show that Hectorol significantly reduced blood PTH levels relative to a matching placebo and there were no significant differences in side effects or safety profiles. We used the results from these two trials as the basis for filing a supplemental New Drug Application with the FDA in December 2001, requesting approval to market Hectorol Capsules for secondary hyperparathyroidism in CKD patients.

         In October 2003, the National Kidney Foundation (NKF) is scheduled to issue the clinical practice guidelines for evaluating, classifying and stratifying CKD patients (the K-DOQI Guidelines). These guidelines stratify patients with kidney disease into five ranges based on kidney function as measured by a widely accepted overall measure of kidney function. The K-DOQI Guidelines reflect recommendations for the treatment of bone disease and disorders of calcium and phosphorus metabolism which may encourage a shift in clinical practice to include patients in three of the five stratifications. The NKF estimates that there are approximately 7,600,000 stage three patients and 400,000 stage four patients. Stage five consists of the 340,000 dialysis-dependent patient population, of which approximately 65% are treated with vitamin D hormone therapy. This potential shift in practice could positively influence our market potential in the CKD patient population.

          SECONDARY HYPERPARATHYROIDISM IN ELDERLY PATIENTS. We plan to further investigate the use of Hectorol Capsules to treat secondary hyperparathyroidism in elderly patients. Of the 16 million people in the U.S. over the age of 75 years, we estimate that two to four million have secondary hyperparathyroidism associated with osteoporosis. In many elderly individuals, there is reduced responsiveness of the parathyroid glands, the small intestine and muscles to D-hormones. Higher D-hormone levels may be needed in these individuals to control PTH secretion and to maintain both intestinal calcium absorption and muscle strength. Often these individuals develop secondary hyperparathyroidism. Left untreated, the elevated level of PTH in the blood causes bone loss, which increases the risk of debilitating fractures. In addition, decreased muscle strength increases the risk of falling, which in turn further increases the risk of fractures. Fractures often result in disfigurement, decreased mobility and, in some cases, extensive hospitalization and chronic nursing home care.

          There are currently no FDA-approved D-hormone therapies to treat patients in the U.S. with osteoporosis; however, D-hormone therapies are approved for osteoporosis in Europe, Asia, Australia and other markets. Controlled clinical trials conducted in these markets using oral calcitriol or oral alfacalcidol demonstrated increased or stabilized bone mass and reduced rates of fractures. However, other trials conducted in the U.S. have produced mixed results, possibly due to the use of inconsistent doses. Higher doses of oral calcitriol produced increases in spinal and total body bone mass, whereas lower doses showed little effect. Lower doses were used in several trials due to the unacceptable frequency of hypercalcemia and hypercalciuria. Other clinical trials using calcitriol have shown an improvement in muscle weakness in an elderly population, independent of an effect on bone. These results suggest that D-hormone therapies with improved safety profiles may enable more consistent delivery of higher doses for improved therapeutic effects in elderly patients with secondary hyperparathyroidism and osteoporosis.

          We completed a Phase II trial in 1992 in the U.S. to evaluate Hectorol Capsules to treat postmenopausal osteoporosis. We and our corporate collaborators concluded that the data from the trial did not provide a sufficient basis for initiating pivotal Phase III trials with Hectorol Capsules to treat postmenopausal osteoporosis. Based on published reports and FDA acceptance that certain D-hormones have efficacy in patients with secondary hyperparathyroidism, we are conducting a survey to determine a possible correlation between elevated PTH levels, vitamin D status, and frequency of falling in an elderly population. If results are promising, we will consider clinical trial designs to evaluate doxercalciferol as a treatment in this population.

HYPERPROLIFERATIVE DISEASES

     In addition to having a role in parathyroid function and calcium and phosphorus metabolism, D-hormones have an important role in regulating skin, prostate, breast and colon cells. We are investigating the use of Hectorol Capsules and other development stage D-hormone therapies in diseases associated with hyperproliferative or neoplastic cell growth such as psoriasis and cancers of the prostate, breast and colon. Data from preclinical models suggest that vitamin D analogs inhibit the growth of cancer cells expressing the vitamin D receptor.

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

          According to the National Psoriasis Foundation, psoriasis affects more than seven million individuals in the U.S. of which approximately 1.5 million are being treated by a physician. A similar prevalence rate is observed in Europe. Psoriasis affects people of all ages, with most exhibiting mild or moderate lesions. No cure for psoriasis exists. Dovonex(R) (topical calcipotriol marketed by Bristol-Myers Squibb Company) is a synthetic D-hormone analog of calcitriol and is approved to treat psoriasis in the U.S. Dovonex and tacalcitol, another D-hormone analog, are approved to topically treat psoriasis in many countries outside of the U.S. Currently, no oral D-hormones are approved to treat psoriasis in the U.S.

          Clinical studies have demonstrated that orally administered D-hormones can cause significant improvement in psoriatic lesions reducing, in particular, skin redness, scaling and thickness. In many patients, complete clearing of psoriatic lesions is observed during the course of D-hormone treatment.

          PROSTRATE, BREAST AND COLON CANCERS. We intend to evaluate Hectorol and LR-103 capsules in the treatment of cancers which have the potential to respond to vitamin D therapy, such as prostate, breast and colon cancers. Pre-clinical models have demonstrated that vitamin D analogs inhibit the growth of prostate, breast and colon tumor cells in vitro and in vivo. Oncologists consider D-hormones to be a potentially promising treatment for cancers expressing the vitamin D receptor. Bone Care's vitamin D compounds, with their safety profile, have the potential to benefit the treatment of cancer. Currently, no D-hormone has received marketing approval for cancer anywhere in the world.

          Prostate cancer has become the most commonly diagnosed tumor in American men. The American Cancer Society (ACS) estimates that in the year 2003, 223,000 men will be diagnosed with, and 89,000 men will die from, prostate cancer. Breast cancer is the second leading cause of death among women in the U.S. The ACS estimates that in the year 2003, 211,000 women will be diagnosed with, and 41,000 women will die from breast cancer. Colon cancer is the third most common cancer in American men and women. The ACS estimates that in the year 2003, 147,000 men and women will be diagnosed with, and 58,000 people will die from, colon cancer.

          We have completed a Phase I, dose escalation trial of daily, oral Hectorol in patients with hormone refractory prostate cancer. A total of 25 patients were enrolled in this study. Oral doses of Hectorol ranging from 5 to 15 (mu)g/day were administered. Patients were closely followed for side effects in order to determine the maximum tolerated dose of daily, oral Hectorol. Patients were monitored for response by objective imaging techniques. Two patients had radiographically confirmed partial responses while five other patients maintained stable disease for at least 6 months. The most common toxicity observed during this trial was reversible hypercalcemia. Based on the results of this study, a maximum daily dose of 12.5 (mu)g was recommended for further evaluation in Phase II clinical trials in cancer patients. We continue to evaluate Hectorol in Phase II clinical trials in Hormone Refractory Prostate Cancer. The results of a Phase II Hectorol monotherapy trial in patients with hormone refractory prostate cancer are being evaluated. A Phase II study of oral Hectorol in combination with Taxotere in the treatment of hormone refractory prostate cancer has also been initiated. Collaborations with the University of Wisconsin and other institutions to further explore the use of Hectorol in prostate cancer and other oncology settings are ongoing.

          In addition, Bone Care plans to initiate a Phase I study of LR-103 in cancer patients in 2003.

LR-103 AND BCI-202

     We are investigating the use of LR-103, BCI-202 and other research compounds in pre-clinical studies to evaluate them to treat psoriasis, cancers, and secondary hyperparathyroidism due to renal disease.

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

     We have synthesized LR-103 and closely related analogs and have continued to study their pharmacological properties in biological models. LR-103 is as potent as calcitriol, but is 30 times less likely than calcitriol and alfacalcidol to cause toxic side effects. In addition, we have observed that LR-103 inhibits growth of skin cells as well as a variety of cancer cells in vitro. In a mouse model, LR-103 slowed tumor growth of breast cancer xenografts without producing any apparent adverse effects on serum calcium. In a mouse model for secondary hyperparathyroidism, LR-103 reduced parathyroid hormone levels without producing hypercalcemia. LR-103 is readily absorbed after oral delivery and circulates through the bloodstream to tissues which respond to D-hormones. LR-103 currently is in the late stages of pre-clinical research, and we plan to begin Phase I clinical studies with LR-103 in cancer patients in 2003.

     BCI-202 is a novel pro-hormone in an early stage of pre-clinical development. We cannot be certain that future studies will yield safe and effective results that warrant continued development.

RESEARCH AND DEVELOPMENT

     Our research and development expenses were approximately $6.0 million, $5.7 million and $4.6 million in the years ended June 30, 2003, 2002, and 2001, respectively.

SALES AND MARKETING

     We commercially introduced Hectorol Capsules in October 1999 and Hectorol Injection in August 2000. Both products are currently marketed for ESRD patients in the U.S. by our direct sales force. We believe that the ESRD market in the U.S. is well defined and, therefore, is suitable for a highly focused, direct sales and marketing effort. In addition, we believe that the clinical benefits of our product combined with competitive pricing allow us to offer a strong value proposition to patients and physicians.

     We are directing our marketing efforts to the following key decision makers:

     o Nephrologists. The nephrologist is the physician responsible for the care of patients diagnosed with early and end-stage renal disease. This care includes delivering D-hormone replacement therapy, which may be administered based on protocols developed in conjunction with the dialysis clinics. We estimate that in the U.S. there are approximately 6,300 nephrologists caring for 340,000 dialysis patients and approximately 400,000 patients with Stage 4 and 7,600,000 patients with Stage 3 CKD.

     o Dialysis Clinics. The nephrologist is generally associated with a clinic that performs dialysis procedures. In the U.S., a limited number of large corporations control the majority of these clinics with the largest five corporations controlling approximately 57% of in-center dialysis facilities. Generally these clinics bill for services provided to ESRD patients, including D-hormone therapy. These clinics work with the nephrologist to maximize both the quality of patient care and profits.

     o Third-Party Payors. Dialysis clinics that administer intravenous D-hormones seek reimbursement from third-party payors who generally are either insurance companies or governmental agencies, including Medicare and Medicaid. These payors set reimbursement levels for products and services which the clinics provide to dialysis patients.

     As of September 1, 2003, the sales and marketing departments consisted of 58 people, including Vice Presidents of Sales and Marketing and a direct sales force of 38 people. Additionally, we may seek to establish mutually beneficial alliances or marketing agreements with partners who can access geographic markets and therapeutic areas where we have no current or planned sales presence.

     Hectorol is distributed to patients and dialysis centers through both direct and traditional wholesale and retail channels. We have contracted for selected administrative and distribution services from a third-party company to provide services to wholesale and retail customers in the continental U.S., Hawaii and Puerto Rico.

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

     A number of pharmaceutical and biotechnology companies are developing new products for the treatment of the same diseases we have targeted. Dialysis providers typically select which therapy a patient receives based on safety, efficacy, and cost. Abbott Laboratories, Inc. markets intravenous calcitriol (Calcijex(R)) and intravenous paricalcitol (Zemplar(R)) for ESRD patients and is developing oral paricalcitol for predialysis and dialysis patients. Current intravenous versions of these drugs are approved to manage secondary hyperparathyroidism in ESRD patients in the U.S. and in European countries. A number of companies, including AAI Pharma, American Pharmaceutical Partners, Faulding Pharmaceuticals and Gensia Sicor have launched or are planning to launch generic intravenous calcitriol in the U.S. Roche Pharmaceuticals markets oral calcitriol (Rocaltrol) and TEVA Pharmaceuticals markets generic calcitriol in the U.S. to manage secondary hyperparathyroidism in CKD patients. A number of companies, including Leo Pharmaceutical Products A/S, TEVA Pharmaceuticals and Chugai Pharmaceutical Company Co., Ltd., market oral or intravenous alfacalcidol, a synthetic analog of calcitriol, in Europe and Asia under various trade names for both secondary hyperparathyroidism and osteoporosis. Other companies, including Amgen, Inc. and NPS Pharmaceuticals, Inc. also are developing new therapies to manage secondary hyperparathyroidism in ESRD patients in the U.S. and foreign markets. Several companies, including Leo Pharmaceutical Products A/S, ILEX Oncology, Inc. and Chugai Pharmaceutical Co. LTD, are developing D-hormone therapies to treat cancers. Leo Pharmaceutical Products A/S, Bristol-Myers Squibb Company and other companies are marketing a topical D-hormone (Dovonex) in major markets of the world to treat psoriasis. Teijin Limited is marketing topical tacalcitol to treat psoriasis outside the U.S.

INTELLECTUAL PROPERTY

     Our success will depend in part on our ability to develop patentable products and technologies and obtain patent protection for our products and technologies both in the U.S. and other countries. We currently have over 76 issued patents and over 80 pending applications worldwide. We have several U.S. patents covering the use of Hectorol for the prevention and treatment of hyperparathyroidism and metabolic bone disease, including renal osteodystrophy. Patents covering hyperparathyroidism secondary to end stage renal disease begin to expire in 2010. Patents covering treatment of hyperparathyroidism begin to expire in 2008. Patents covering metabolic bone disease begin to expire in 2009.

     A corresponding patent for the use of Hectorol to prevent and manage secondary hyperparathyroidism in kidney dialysis patients has been issued in Europe, Australia, and Canada, and is pending in the Japanese patent office. All of these patents expire in 2016. A corresponding patent for the use of Hectorol to prevent and treat metabolic bone disease has been issued by the European Patent Office and expires in 2009.

     We also own U.S. patents for the use of Hectorol for treating prostate cancer that expire in 2013. We have filed counterpart patent applications in Europe and other geographic markets, including Japan, that expire in 2017. We own U.S. and European patents for delayed sustained release formulations of Hectorol as a treatment for psoriasis. Foreign counterpart applications are also pending in Japan and other major markets. The psoriasis-related patents expire in 2013.

     The issued composition-of-matter patent covering Hectorol has expired. Our issued patents relating to Hectorol are method-of-use patents. A method-of-use patent encompasses the use of a compound or composition to treat a specified condition but does not encompass the compound itself, the active ingredient used in the composition or composition itself, or the method of making the composition or the compound used in the composition. Method-of-use patents provide less protection than composition-of-matter patents because of the possibility of off-label prescriptions if other companies market or make the compound for other uses.

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

     We initially granted Draxis Health Inc. a license to use and sell Hectorol in Canada for secondary hyperparathyroidism, osteoporosis and other metabolic bone diseases. We also granted Draxis a license in Canada to all know-how developed by or on behalf of us relating to the use of Hectorol for those indications. Draxis received marketing approval for Hectorol Capsules in Canada in May 2001. Draxis sold its Canadian pharmaceutical business to Shire Pharmaceuticals Group in July 2003. In conjunction with that sale, Bone Care entered into a new manufacturing and supply agreement and patent and trademark license agreement with Shire that replaced and superceded all previous agreements with Draxis. The patent and trademark agreement transfers to Shire the exclusive right to use and sell Hectorol previously granted to Draxis and requires a royalty for use of the Hectorol trademark. The manufacturing and supply agreement provides for the sale of Hectorol from Bone Care to Shire for distribution in Canada only.

     We own issued patents and have pending patent applications in the U.S. and other countries relating to other D-hormones. Our patents and pending applications include claims to compounds, compositions, methods of synthesizing the compounds and compositions, methods of use and methods of delivery of active D-hormone and D-hormone analogs.

     We and the USDA jointly own rights to LR-103 under issued patents and pending patent applications. The USDA has granted to us an exclusive worldwide license to make, use and sell products covered under their rights. This agreement calls for us to commercialize LR-103 by December 31, 2006, or the USDA may modify or terminate the license. In any circumstance, however, we would retain marketing rights under these patents. The USDA license terminates upon the expiration of the last licensed patent.

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

     In December 2001, Akorn, Inc. (previously the sole manufacturer of Hectorol Injection) agreed to halt production of Hectorol Injection until such time as certain general deviations from the FDA's current Good Manufacturing Practices could be remediated. The FDA's site inspection, which concluded in February 2003, resulted in additional inspectional observations that preclude submission of a supplement with respect to the manufacture and process improvements at Akorn. Akorn is not currently producing Hectorol Injection. Bone Care has entered into a manufacturing agreement with Draxis Pharma Inc., a subsidiary of Draxis Health Inc., to serve as a manufacturer of Hectorol Injection. Draxis has completed the validation process and on February 6, 2003, Bone Care submitted to the FDA a CBE-30 supplement (changes being effective in 30 days) to add Draxis as an additional manufacturing site for Hectorol Injection. This submission was accepted by the FDA and allowed commercial distribution to begin in March 2003. Management believes that Draxis will have sufficient production capacity to meet the currently expected demand from existing and new customers and patients.

     We purchase our active pharmaceutical ingredient from a sole supplier, although we are currently in the process of obtaining regulatory approval for an additional supplier. In addition, Bone Care relies on one supplier to formulate Hectorol Capsules and another supplier to package Hectorol Capsules. Although other suppliers, formulators and vendors are available and could provide these goods and services to Bone Care on comparable terms, any change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

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

GOVERNMENT REGULATION

     Pharmaceutical products are subject to extensive regulation under the Federal Food, Drug and Cosmetic Act by the FDA in the U.S. and similar health authorities in foreign countries. This rigorous regulation governs, among other things, testing for safety and effectiveness, manufacturing, labeling, storage, record keeping, import, export, advertising, marketing and distribution of pharmaceutical products. Any new drug candidate must undergo lengthy, rigorous and costly pre-clinical testing, clinical trials and other procedures mandated by the FDA and foreign regulatory authorities prior to approval for sale. Before testing agents with potential therapeutic value in healthy human test subjects, stringent government requirements for pre-clinical data must be satisfied. The data, obtained from studies in several animal species, as well as from laboratory studies, are submitted in an Investigational New Drug Application to the FDA or its equivalent in countries outside the U.S. where clinical studies are to be conducted. Pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

     Clinical trials are typically conducted in three sequential phases, although these phases may overlap. Phase I frequently begins with initial introduction of the compound into healthy human subjects. Prior to patient introduction, the product is tested for safety, adverse affects, dosage, tolerance, absorption, metabolism, excretion and preclinical pharmacology. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the compound for a specific indication to determine dose tolerance and the optimal dose range as well as to gather additional information relating to safety and potential adverse effects. Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population which suffers from the targeted illness at geographically dispersed study sites to determine the overall risk-benefit ratio of the compound and to provide an adequate basis for product labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational New Drug Application.

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

     The Company is also subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of the Company's practices, it is possible that the Company's practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Bone Care's activities relating to the sale and marketing of its products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege that the Company violated these laws or if the Company were convicted of violating these laws there could be a material adverse effect on the Company. The Company's activities could be subject to challenge for the reasons discussed above as a result of the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

     Bone Care participates in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and amendments of that law. Participation in this program has included extending comparable discounts under the Public Health Service ("PHS") pharmaceutical pricing program through the Bureau of Primary Health Care. Under the Medicaid rebate program, the Company pays a rebate for each unit of its product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price ("AMP") of that product, or if it is greater, the difference between AMP and the best price available from the Company to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on the Company's reports of its current average manufacturer price and best price for each of its products to the CMS. The terms of the Company's participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in the Company's rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if the Company were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties of $100,000 per item of false information.

     The Company also makes its products available to authorized users of the Federal Supply Schedule ("FSS") of the General Services Administration. The Veterans Health Care Act of 1992 requires that product prices for purchases by the Veterans Administration, and the Federal PHS (including the Indian Health Service) be discounted by a minimum of 24% off the AMP to non-federal customers (the non-federal average manufacturer prices, "non-FAMP"). The Company's computation and report of non-FAMP is used in establishing the price, and the accuracy of the reported non-FAMP may be audited by government under applicable federal procurement laws. Among the remedies available to the government for infractions of these laws is recoupment of any overages paid by FSS users during the audited years. In addition, if the Company were found to have knowingly reported a false non-FAMP, the statute provides for civil monetary penalties of $100,000 per item that is incorrect.

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

EMPLOYEES

     As of September 1, 2003, we had 109 full-time employees, including 15 in research and development, 21 in compliance, quality and regulatory affairs, 58 in sales and marketing and 15 in administration. Four of our employees have Ph.D. degrees and one is a MD. None of our employees are represented by a union, and we consider our employee relations to be good.

CUSTOMERS

     Bone Care's customers primarily consist of wholesale distributors of pharmaceutical products. Bone Care utilizes these wholesale distributors as the principal means of distributing its products to clinics and hospitals. Five individual wholesaler distributors comprise $3,933,000, or 88%, of the gross accounts receivable balance as of June 30, 2003. These same five wholesaler distributors represented 92% of Bone Care's net revenues for the year ended June 30, 2003, with the largest of the five wholesaler distributors representing 34% of net revenues. Metro Medical, Amerisource/Bergen, and American Medical Distributors each comprise greater than 10% of net revenues.

AVAILABLE INFORMATION

     Bone Care makes available free of charge on its website at www.bonecare.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission.

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

RISKS RELATED TO OUR BUSINESS

     OUR BUSINESS IS AT AN EARLY STAGE OF DEVELOPMENT AND WE DO NOT HAVE A SIGNIFICANT HISTORY FOR YOU TO EVALUATE US ON.

     Our business is at an early stage of development, and we currently do not have significant revenues or positive cash flow. We face many obstacles before we can generate enough revenue to achieve positive cash flow and finance our operations. In June 1999, we received FDA approval to market Hectorol Capsules in the U.S. to manage secondary hyperparathyroidism in kidney dialysis patients and began selling Hectorol Capsules in October 1999. In April 2000, we received FDA approval to market Hectorol Injection to manage secondary hyperparathyroidism in dialysis patients and began selling Hectorol Injection in the U.S. in August 2000. We do not have FDA approval to market Hectorol for other indications or to market any other products. All of our other product candidates require extensive research and development and clinical testing before we can submit a New Drug Application to the FDA.

     WE HAVE A HISTORY OF LOSSES AND EXPECT OUR LOSSES TO CONTINUE.

     We have incurred losses since we began operating. As of June 30, 2003, our accumulated deficit was approximately $53.2 million. To date, we have spent our funds primarily on product development and more recently on sales and marketing expenses incurred to launch Hectorol Injection and Hectorol Capsules. In fiscal year 2004 and subsequent fiscal years, we plan to make large expenditures to market and sell Hectorol and to develop other new products, which may result in losses in future periods. These expenditures include costs associated with performing clinical trials for new products, continuing our research and development and seeking foreign regulatory approvals for Hectorol. The amount of these expenditures is difficult to forecast accurately and cost overruns may occur. We expect our operating losses to continue. It is possible, depending on the rate at which our revenues increase and our marketing and research and development activities expand, that our losses will continue at least through 2004. Our ability to generate revenues in the near future will depend primarily on our success in marketing and selling Hectorol Injection and Hectorol Capsules. We do not know whether we will achieve profitability or, if we do, whether we will be able to sustain profitability. We believe that we have sufficient cash and investments to allow us to continue operating our business for at least the next year.

     WE MAY FAIL TO SATISFY THE FDA'S CONDITIONS FOR MARKETING APPROVAL FOR HECTOROL INJECTION, AND FOR HECTOROL CAPSULES, SLOWING THE PROGRESS OF OUR BUSINESS.

     The FDA previously required us to complete and submit a post-approval Phase IV trial in pediatric patients with ESRD by August 2004. However, the FDA rule requiring that trial was struck down in U.S. Federal Court in October 2002. Legislation has passed the U.S. Senate and is expected to be passed by the U.S. House of Representatives and signed into law later this year restoring the FDA's rule. If this legislation is enacted, we expect the cost of the required pediatric trial to be approximately $1 million. If Bone Care did not complete the pediatric trials on a timely basis, the Senate bill would allow the FDA to deem our drug misbranded which would require us to withdraw Hectorol Injection from the market.

     The FDA also allowed us to market Hectorol Capsules to ESRD patients, but required us to complete post-approval Phase IV research and development pertaining to the analysis of this product and its active ingredients by July 2000. We have already completed and submitted the results of our Phase IV commitments for Hectorol Capsules to the FDA. We do not know if the FDA will be fully satisfied or will require additional Phase IV commitments.

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

     WE DO NOT HAVE EXTENSIVE EXPERIENCE COMMERCIALIZING PRODUCTS AND MAY NOT BE ABLE TO SUCCESSFULLY DO SO.

     We began selling Hectorol Capsules in the U.S. in October 1999, and we began selling Hectorol Injection in the U.S. in August 2000. As of September 1, 2003, we have 38 full-time direct sales people. We will need to invest a significant amount of money to complete the development of our sales and marketing resources.

     We cannot assure you that we will be able to sell and market Hectorol successfully. We have a sales force that is limited in number, experience and training. We may not be able to establish and maintain a commercial infrastructure with the technical expertise to support distribution capabilities. If we are unable to successfully commercialize Hectorol, our growth prospects will be diminished.

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

     IF THE MEDICAL COMMUNITY DOES NOT ACCEPT HECTOROL, OUR BUSINESS WILL
SUFFER.

     The success of Hectorol depends on its acceptance by the medical community. Similarly, the success of any products we develop in the future will depend on the adoption of these products by our targeted markets. Existing and future products, therapies and technological approaches will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific problem or may offer comparable performance at a lower cost. If doctors and patients do not use our products, we may not become profitable. We cannot predict how quickly, if at all, the medical community will accept Hectorol or our future products or the extent to which these products will be used. If we encounter difficulties introducing Hectorol or future products into our targeted markets, our operating results and business may be substantially impaired. To facilitate Hectorol's acceptance in the U.S. market, we have priced Hectorol at a modest premium to the older D-hormone, calcitriol, but below the more recently launched D-hormone, paricalcitol.

     MEDICARE REIMBURSEMENT FOR HECTOROL COULD BE REDUCED OR MODIFIED.

     The Center for Medicare and Medicaid Services (CMS) controls Medicare reimbursement for D-hormone therapies administered intravenously during hemodialysis. CMS issued a nationwide reimbursement code for Hectorol Injection in January 2002, which effectively provides for reimbursement to the dialysis providers on a "fee-for-service" basis.

     Third party payors, who generally are either insurance companies or governmental agencies, including Medicare and Medicaid, have increasingly focused on containing costs, which has impacted the reimbursement of various products and, in turn, affected clinical use of certain products. CMS recently issued a proposed rule which would revise the formula for reimbursing drugs provided to ESRD patients. In publishing the proposed rule, CMS indicated that it intends to reduce the amount paid for drugs, but increase the payments for dialysis in order to more accurately pay for separately billable drugs without reducing the overall payments to the ESRD facilities. This proposed rule is subject to comments and final enactment, but could be implemented in 2004. The terms of any final rule, including any terms that would reduce the reimbursement for Hectorol, or reduce that reimbursement compared to competitive products, could have a material adverse impact on our business.

     CMS could decide to eliminate "fee-for-service" coverage for intravenous D-hormone therapies and instead make a fixed payment to dialysis providers for the total care of each patient, otherwise known as capitation, which would include oral or intravenous D-hormone therapy. CMS recently announced plans to conduct a four-year demonstration project starting in early 2004 to study capitation for Medicare beneficiaries with ESRD. The four-year demonstration project is voluntary and only a minority of the dialysis clinics are expected to participate. If CMS adopts a capitated payment system, providers may use lower cost oral vitamin D therapies instead of injectible vitamin D therapies, which could have a material adverse impact on our business.

     In addition, Medicare reimbursement policies are set locally by fiscal intermediaries which administer claims from dialysis providers. These fiscal intermediaries have authority to implement local policies which can limit reimbursement and possibly favor competitive drug therapies and oral therapies.

     Currently, oral D-hormone products are not reimbursed for use by hemodialysis patients, although both the U.S. House of Representatives and Senate have passed legislation which would create a drug benefit under Medicare. If enacted, we do not expect this legislation to have a significant impact on the market for intravenous vitamin D in the U.S., although it could increase coverage and access for oral vitamin D products.

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

     Hectorol is supported by less than four years of patient follow-up, and therefore, we could discover that our current clinical results cannot be supported by actual clinical experience. If longer-term patient studies or clinical experience indicate that treatments with our products do not provide patients with sustained benefits, our sales could decline. If longer-term patient studies or clinical experience indicate that our procedures cause tissue or muscle damage, motor impairment or other negative effects, we could be subject to significant liability. We are not certain how long it may take for patients to show significant increases in side effects. Further, because some of our data have been produced in studies that are not randomized and involved small patient groups, our data may not be reproduced in wider patient populations.

     WE HAVE NO EXPERIENCE MANUFACTURING PHARMACEUTICAL PRODUCTS SO WE MUST RELY EXCLUSIVELY ON SUPPLIERS WHO ARE OUTSIDE OF OUR CONTROL TO MANUFACTURE OUR PRODUCTS, INCLUDING HECTOROL.

     The manufacture of pharmaceutical products requires significant expertise and capital investment. We do not have the internal capability to manufacture pharmaceutical products, and we currently use others to manufacture active pharmaceutical ingredients and to formulate and package Hectorol. Our manufacturers are required to adhere to regulations enforced by the FDA. Our dependence upon others to manufacture our products may adversely affect our profit margins and our ability to develop and commercialize products on a timely and competitive basis. Delays or difficulties with contract manufacturers in producing, packaging or distributing our products would adversely affect the sales of Hectorol or introduction of other products. If we have to seek alternative sources of supply, we may be unable to enter into alternative supply arrangements on commercially acceptable terms, if at all. We employ a small number of employees to coordinate and manage the actions of these parties. Any disruption of these activities could impede our ability to sell Hectorol, which would result in reduced revenue.

     In December 2001, Akorn, Inc. (previously the sole manufacturer of Hectorol Injection) agreed to halt production of Hectorol Injection until such time as certain general deviations from the FDA's current Good Manufacturing Practices could be remediated. The FDA's site inspection, which concluded in February 2003, resulted in additional inspectional observations that preclude submission of a supplement with respect to the manufacture and process improvements at Akorn. Akorn is not currently producing Hectorol Injection. Bone Care has entered into a manufacturing agreement with Draxis Pharma Inc., a subsidiary of Draxis Health Inc., to serve as a manufacturer of Hectorol Injection. Draxis has completed the validation process and on February 6, 2003, Bone Care submitted to the FDA a CBE-30 supplement (changes being effective in 30 days) to add Draxis as an additional manufacturing site for Hectorol Injection. This submission was accepted by the FDA and allowed commercial distribution to begin in March 2003. Management believes that Draxis will have sufficient production capacity to meet the currently expected demand from existing and new customers and patients.

     We purchase our active pharmaceutical ingredient from a sole supplier, although we are currently in the process of obtaining regulatory approval for an additional supplier. In addition, Bone Care relies on one supplier to formulate Hectorol Capsules and another supplier to package Hectorol Capsules. Although other suppliers, formulators and vendors are available and could provide these goods and services to Bone Care on comparable terms, any change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

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

     WE CANNOT ASSURE YOU THAT WE WILL OBTAIN REGULATORY APPROVALS FOR ANY OF OUR FUTURE PRODUCTS.

     Obtaining required regulatory approvals may take several years to complete and consume substantial capital resources. There is no assurance that the FDA or any other regulatory authority will act quickly or favorably on any of our current or future requests for product approval, or that the FDA or any other regulatory authority will not require us to provide additional data that we do not currently anticipate to obtain product approvals. We cannot apply for FDA approval to market our future products until each product successfully completes its pre-clinical and clinical trials. We have filed a supplemental New Drug Application with the FDA in December 2001, requesting approval to market Hectorol Capsules for secondary hyperparathyroidism in CKD patients. Several factors could prevent successful completion or cause significant delays of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that the product is safe and effective for use in humans. If safety problems develop, the FDA could stop our trials before completion. If we are not able to obtain regulatory approvals for use of our future products, or if the patient populations for which they are approved are not sufficiently broad, the commercial success of these products could be limited.

     OUR FAILURE TO OBTAIN REGULATORY APPROVALS IN FOREIGN JURISDICTIONS WOULD PREVENT US FROM MARKETING HECTOROL ABROAD.

     We also intend to market our products in international markets, including the European Union and Japan. We must obtain separate regulatory approvals in order to market our products in the European Union, Japan and many other foreign jurisdictions. The regulatory approval processes differ among these jurisdictions. Approval in any one jurisdiction does not ensure approval in a different jurisdiction. We intend to collaborate with others to pursue foreign regulatory approvals and to sell our products in these markets. Hectorol Injection and Hectorol Capsules have not been approved for marketing by any governmental entity outside of the U.S. We will require substantial additional funds to develop the product, conduct clinical trials and gain the necessary regulatory approvals for Hectorol Injection or Hectorol Capsules in foreign countries. As a result, revenues from sales of Hectorol outside the U.S. will require us to invest additional resources or enter into arrangements with partners.

     OUR SUCCESS DEPENDS ON OUR KEY PERSONNEL, THE LOSS OF WHOM COULD IMPAIR OUR BUSINESS.

     Our success depends upon our ability to attract and retain qualified scientific and technical personnel. Pharmaceutical companies, academic and government organizations, research institutions and other entities compete for the services of qualified scientists, technicians and managerial personnel. We may not be able to attract and retain such personnel. Furthermore, our anticipated growth and expansion into areas and activities requiring additional expertise will require additional personnel.

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

RISKS RELATED TO OUR INDUSTRY

     WE HAVE MANY COMPETITORS, SEVERAL OF WHICH HAVE SIGNIFICANTLY GREATER FINANCIAL AND OTHER RESOURCES.

     We face competition from several companies that are focused on developing D-hormone therapies, particularly to treat secondary hyperparathyroidism and hyperproliferative diseases. We also compete with other companies that produce D-hormones and D-hormone analogs for international marketplaces where these treatments have already been approved for secondary hyperparathyroidism and hyperproliferative diseases. We expect competition to increase further as additional companies begin to enter our markets and/or modify their existing products to compete directly with ours. Companies also compete indirectly with us utilizing different therapeutic approaches. Many of our competitors have substantially greater financial, research and development and marketing resources than we do and are better equipped to develop, manufacture and market products, for example:

     o Abbott Laboratories, Inc., markets intravenous calcitriol (Calcijex), and intravenous paricalcitol (Zemplar), both of which compete with Hectorol Injection.

     o A number of companies, including AAI Pharma, American Pharmaceutical Partners, Faulding Pharmaceuticals and Gensia Sicor have launched or are planning to launch generic intravenous calcitriol in the U.S.

     o Roche Pharmaceuticals markets oral calcitriol (Rocaltrol) and TEVA Pharmaceuticals markets a generic form of oral calcitriol. These products are approved to manage secondary hyperparathyroidism in kidney dialysis and CKD patients in the U.S. and in European countries. Oral calcitriol is also approved in Japan.

     o A number of companies market oral and intravenous alfacalcidol, a synthetic analog of calcitriol, in Europe and Japan under various trade names.

     o Other companies, including Amgen, Inc., Chugai Pharmaceutical Co., Ltd., and NPS Pharmaceuticals, Inc., also are developing new therapies to manage secondary hyperparathyroidism in kidney dialysis patients in the U.S., European or Asian markets.

     o Leo Pharmaceuticals Products A/S and TEVA Pharmaceuticals are marketing alfacalcidol in Europe to manage secondary hyperparathyroidism in kidney dialysis patients or to treat osteoporosis in elderly patients associated with secondary hyperparathyroidism.

     o Leo Pharmaceuticals Products A/S and ILEX Oncology, Inc., are developing D-hormone therapies to treat certain cancers.

     o Leo Pharmaceuticals Products A/S and Bristol-Myers Squibb Company are marketing topical Dovonex in the U.S. and Europe to treat psoriasis. Teijin Ltd. is marketing topical tacalcitol to treat psoriasis outside the U.S.

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

     OUR PRODUCTS AND DEVELOPMENT ACTIVITIES ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, WHICH COULD MAKE IT MORE EXPENSIVE AND TIME-CONSUMING FOR US TO CONDUCT OUR BUSINESS.

     Any new drug product must undergo lengthy and rigorous clinical testing and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. We may elect to delay or cancel our anticipated regulatory submissions for new indications for Hectorol or proposed new products for a number of reasons, including:

     o    unanticipated clinical testing results;

     o    lack of sufficient resources;

     o    changes in, or adoption of, new FDA regulations;

     o    unanticipated enforcement of existing regulations or guidelines;

     o    unexpected technological developments; and

     o    developments by our competitors.

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

RISKS RELATED TO OUR STOCK

     CONCENTRATION OF OWNERSHIP IN OUR COMPANY BY CERTAIN SHAREHOLDERS MAY MAKE IT MORE DIFFICULT TO REPLACE OR REMOVE OUR CURRENT MANAGEMENT.

     Based on the number of shares outstanding at September 1, 2003, our executive officers and directors beneficially own approximately 24% of the outstanding shares of our common stock and, as a result, have significant control of us, which they could exert to make it more difficult to replace or remove our current management.

     OUR FUTURE OPERATING RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK IS LIKELY TO FLUCTUATE SUBSTANTIALLY IN THE FUTURE.

     Our stock price has fluctuated substantially since we became a public company in May 1996. Our stock price, like that of many other biotechnology and pharmaceutical companies, is likely to remain volatile. The trading price of our common stock may fluctuate widely as a result of a number of factors, some of which are not in our control, including:

     o    market perception and customer acceptance of our products;

     o    our efforts to increase sales of our Hectorol products;

     o    quarter-to-quarter variations in our operating results;

     o    timely implementation of new and improved products;

     o    our level of investment in research and development;

     o    increased competition;

     o    our establishment of strategic alliances or acquisitions;

     o    changes in our relationships with suppliers;

     o    litigation concerning intellectual property rights in the industry;

     o announcements regarding clinical activities or new products by us or our competitors;

     o    timing of regulatory actions, such as product approvals or recalls;

     o costs we incur in anticipation of future sales, such as inventory purchases or expansion of manufacturing facilities;

     o general and economic conditions in the biotechnology and pharmaceutical industry and the state of healthcare cost containment efforts, including reimbursement policies;

     o    limited research coverage by independent securities analysts; and

     o    changes in earnings estimates by analysts.

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

     SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK PRICE.

     Most of our outstanding shares of common stock are freely tradable. The market price of our common stock could drop due to sales of a large number of shares or the perception that such sales could occur, including sales or perceived sales by our directors, officers or principal shareholders. These factors also could make it more difficult to raise funds through future offerings of common stock.

RISKS RELATED TO INTELLECTUAL PROPERTY

     IF WE ARE UNABLE TO PROTECT OUR PATENTS, OUR COMPETITIVENESS AND BUSINESS PROSPECTS MAY BE MATERIALLY DAMAGED.

     Our success will depend to a significant degree on our ability to obtain and enforce patents and licenses to patent rights, both in the U.S. and in other countries. The patent position, however, of pharmaceutical companies is often uncertain and involves complex legal and factual questions, not the least of which is that we cannot predict the breadth of patent claims in pharmaceutical patents. In addition, a substantial backlog of pharmaceutical patent applications exists at the U.S. Patent and Trademark Office. The backlog may delay review and potential issuance of patents.

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

     In the U.S., patent applications are maintained in secrecy until a patent issues. We cannot be certain that others have not filed patent applications for compounds, uses or processes covered by our pending applications. We also cannot be certain that we were the first to invent or discover the compound, use or process that is the subject of our applications. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds, uses or processes that block or compete with our patents and rights. We are aware of a significant number of patent applications relating to D-hormones filed by, and patents issued to, third parties. If any of our competitors have filed patent applications in the U.S. that claim compounds, uses or processes also claimed by us, we may have to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention and the corresponding right to a patent for the compounds, uses or processes in the U.S. A proceeding could result in substantial cost to us even if the outcome is favorable.

     We have not filed patent applications in every country. In certain countries, obtaining patents for our products, processes and uses may be difficult or impossible. Patents issued in countries and regions other than the U.S., Japan and Europe may be harder to enforce than, and may not provide the same protection as, patents obtained in the U.S., Europe and Japan.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Our common stock is quoted on the Nasdaq National Market under the symbol "BCII" and has been publicly traded since May 1996. The following table sets forth high and low sales prices per share of our common stock, as reported on the Nasdaq National Market for fiscal years 2002 and 2003 as indicated.

                                                                               HIGH       LOW
                                                                             --------   -------

FISCAL YEAR ENDED JUNE 30, 2002
     First Quarter.......................................................... $  27.50   $ 16.00
     Second Quarter.........................................................    21.80     16.31
     Third Quarter..........................................................    18.70     12.01
     Fourth Quarter.........................................................    13.73      5.50
FISCAL YEAR ENDING JUNE 30, 2003
     First Quarter.......................................................... $   6.61   $  3.40
     Second Quarter.........................................................    12.04      5.87
     Third Quarter..........................................................    10.20      6.25
     Fourth Quarter.........................................................    13.90      6.96

     As of September 15, 2003, approximately 180 shareholders of record held our common stock. This does not reflect beneficial shareholders who hold their stock in nominee or "street" name through various brokerage firms.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected statements of operations data and balance sheet data for the fiscal years ended June 30, 1999, 2000, 2001, 2002 and 2003. The financial data with respect to our statements of operations for the fiscal years ended June 30, 2001, 2002 and 2003 and with respect to our balance sheets as of June 30, 2002 and 2003 are derived from our audited financial statements that appear elsewhere in this filing. The following statements of operations data for fiscal years ended June 30, 1999 and 2000 and balance sheet data as of June 30, 1999, 2000 and 2001 are derived from our audited financial statements not included in this filing. You should read the financial statement data in conjunction with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and the related notes to those audited financial statements included elsewhere in this filing. We did not declare or pay any cash dividends over the five-year period presented in this table.

                                                                                   YEAR ENDED JUNE 30,
                                                           ------------------------------------------------------------------
                                                              1999          2000          2001          2002          2003
                                                           ----------    ----------    ----------    ----------    ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENTS OF OPERATIONS DATA:
Revenues:
     Product sales .....................................   $       --    $      259    $    5,997    $   14,991    $   19,518
     Other revenues ....................................           --           126            --            --            --
                                                           ----------    ----------    ----------    ----------    ----------
                                                                   --           385         5,997        14,991        19,518
Cost and expenses:
     Cost of product sales from related party ..........           --            --            --            --         1,689
     Cost of product sales from others .................           --           503         1,905         3,557         5,294
     Research and development ..........................        3,455         4,048         4,556         5,739         6,019
     Marketing and administrative ......................        2,855         6,282         9,859        13,856        18,768
                                                           ----------    ----------    ----------    ----------    ----------
                                                                6,310        10,833        16,320        23,152        31,770
     Loss from operations ..............................       (6,310)      (10,448)      (10,323)       (8,161)      (12,252)
Interest income, net ...................................          533           656         1,309         1,257           574
                                                           ----------    ----------    ----------    ----------    ----------
     Loss before income tax expense ....................       (5,777)       (9,792)       (9,014)       (6,904)      (11,678)
Income tax expense .....................................           --           (13)           --            --            --
                                                           ----------    ----------    ----------    ----------    ----------
     Net loss ..........................................   $   (5,777)   $   (9,805)   $   (9,014)   $   (6,904)   $  (11,678)
                                                           ==========    ==========    ==========    ==========    ==========

Net loss per common share-basic and diluted ............   $    (0.57)   $    (0.89)   $    (0.70)   $    (0.49)   $    (0.82)
                                                           ==========    ==========    ==========    ==========    ==========

Shares used in computing basic and diluted net loss
per common share .......................................       10,055        11,071        12,884        14,084        14,175
                                                           ==========    ==========    ==========    ==========    ==========

                                                                                        JUNE 30,
                                                           ------------------------------------------------------------------
                                                              1999          2000          2001          2002          2003
                                                           ----------    ----------    ----------    ----------    ----------
                                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ..............................   $    7,314    $    4,736    $    1,843    $    2,024    $    3,065
Marketable securities ..................................           --         4,972        15,080        18,437        13,625
Long-term securities ...................................           --            --        14,424         3,720           913
Working capital ........................................        7,956         9,229        20,786        24,962        16,608
Total assets ...........................................       10,303        12,460        40,477        34,684        26,848
Total long-term liabilities ............................           --            --            --            --           650
Accumulated deficit ....................................      (15,797)      (25,602)      (34,616)      (41,520)      (53,198)
Total shareholders' equity .............................        9,717        11,083        38,098        32,024        20,443

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our financial statements and the related notes included elsewhere in this filing.

     OVERVIEW

     Bone Care is a specialty pharmaceutical company engaged in discovering, developing and commercializing improved vitamin D-hormone therapies to treat secondary hyperparathyroidism in patients with kidney (or renal) disease, and other diseases, including osteoporosis, psoriasis and cancers of the prostate, breast and colon. We were founded in 1984 as a subsidiary of Lunar Corporation, located in Madison, Wisconsin, and we were spun off from Lunar in 1996.

     We licensed our first product, doxercalciferol or Hectorol, as it is known commercially, in 1987 from the University of Wisconsin, a leading vitamin D research center. Hectorol is a vitamin D-hormone replacement therapy approved by the FDA in two formulations to treat secondary hyperparathyroidism in patients with end-stage renal disease, or ESRD. Hectorol is a safe and effective therapy for reducing elevated levels of parathyroid hormone (PTH) in blood in the management of secondary hyperparathyroidism, a disease characterized by excessive secretion of PTH. Hyperparathyroidism, if left untreated, can eventually result in cardiovascular compromise, reduced immunity, muscle weakness, bone loss and fractures. Virtually all ESRD patients suffer from secondary hyperparathyroidism. We obtained FDA approval for Hectorol Capsules in June 1999, and we began selling this orally administered product in the U.S. in October 1999. We obtained FDA approval for Hectorol Injection in April 2000, and we launched this intravenous product in the U.S. in August 2000, and we received a national Medicare reimbursement code for Hectorol Injection in January 2002. We are also developing doxercalciferol and other vitamin D-hormones to treat several other diseases. We filed a supplemental New Drug Application with the FDA in December 2001 to treat secondary hyperparathyroidism in chronic kidney disease (CKD) patients. We received an "approvable letter" from FDA in October 2002, for which we have provided our response. If approved, this would expand the approved indications for Hectorol Capsules.

     From our inception in 1984, we have generated minimal revenue from operations, and from our inception substantially all of our resources have been dedicated to:

     o the development, patenting, pre-clinical testing, and clinical trials of Hectorol Capsules and Hectorol Injection;

     o the development of manufacturing processes for Hectorol Capsules and Hectorol Injection;

     o pursuing U.S. regulatory approvals of Hectorol Capsules and Hectorol Injection;

     o the sales and marketing associated with the launch of Hectorol Capsules and Hectorol Injection; and

     o research and development and pre-clinical testing of other potential product candidates.

     We have lost money since inception and, as of June 30, 2003 have an accumulated deficit of approximately $53.2 million. Our only sources of revenue have been:

     o    revenues from the launch of Hectorol Capsules and Hectorol Injection;

     o licensing fees associated with our early stage research collaborations, which licenses have since expired; and

     o    fees from conducting incidental laboratory assay services.

     We estimate that total operating expenses will continue to increase in fiscal 2004 and we do not expect to achieve profitable operating levels until the fourth quarter of fiscal year 2004. Further, development of LR-103, BCI-202 and other product candidates, or expansion of Hectorol into other therapeutic areas, will require significant, time-consuming and costly research and development, pre-clinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We plan to continue pre-clinical testing of LR-103 and BCI-202 and we currently plan to begin Phase I clinical trials on LR-103 in fiscal year 2004. We expect to incur losses into the year ended June 30, 2004 until revenues from the sale of Hectorol products are sufficient to offset those expenses. The amount and timing of our operating expenses will depend on many factors, including:

     o the extent to which Hectorol Capsules and Hectorol Injection obtain expanded market acceptance;

     o the costs of sales and marketing activities associated with Hectorol Capsules and Hectorol Injection;

     o    the status of our research and development activities;

     o the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing our patent claims and other proprietary rights;

     o our ability to maintain our current manufacturing capabilities through relationships with third parties or establish those capabilities internally;

     o    technological and other changes in the competitive landscape; and

     o evaluation of the commercial viability or potential of product candidates, which could significantly affect future expenditures for sales, marketing and product development.

     As a result, we believe that period-to-period comparisons of our financial results are not necessarily meaningful.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our significant accounting policies are described in Note 1 to the Notes to the Financial Statements included elsewhere in this filing. Those financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to our provision for sales returns and allowances, allowance for doubtful accounts, and our estimate of excess and obsolete inventory. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts

     An allowance is maintained for estimated losses resulting from the inability of customers to make required payments. Credit terms are extended on an uncollateralized basis primarily to wholesale drug distributors and independent clinics throughout the U.S. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, percentage of accounts receivable by aging category, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in impairment in their ability to make payments, additional allowances may be required. Our actual losses from uncollectible accounts have been immaterial to date.

Excess and Obsolete Inventory

     Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, expiration dates, and the estimated time to sell such inventory. As appropriate, provisions are made to reduce inventories to their net realizable value. Cost of inventories that potentially may not sell prior to expiration or are deemed of no commercial value have been written-off when identified.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002

     Product sales increased to $19,518,274 for the year ended June 30, 2003, from $14,990,749 for the year ended June 30, 2002. This increase resulted from increased sales of Hectorol Injection offset by a decrease in sales of Hectorol Capsules. Hectorol Injection, launched in August 2000, generated sales of $15,122,224 during the year ended June 30, 2003 compared to $9,448,115 in the year ended June 30, 2002, reflecting increased market acceptance in spite of our inability to supply Hectorol Injection for approximately 3 months between December 2002 and March 2003. Hectorol Capsule sales were $4,396,050 for the year ended June 30, 2003, compared to $5,542,634 for the year ended June 30, 2002. Fiscal year 2002 Hectorol Capsule revenues benefited from a temporary supply shortage of the competitive drug Rocaltrol between August and December 2001.

     Gross margins on product sales were $12,535,099, or 64% of product sales, for the year ended June 30, 2003 compared to $11,434,062, or 76% of product sales, for the year ended June 30, 2002. The gross margin on Hectorol Injection sales was 59% and 71% for the years ended June 30, 2003 and 2002, respectively. The gross margin on Hectorol Capsule sales was 83% and 85% for the years ended June 30, 2003 and 2002, respectively. Overall gross margins were lower as a percentage of sales in fiscal year 2003 compared to fiscal year 2002 due to an increased cost of Hectorol Injection supplied by Draxis Pharma Inc. as compared to Akorn, Inc., increased spending for quality assurance, and costs associated with the validation activities for the Hectorol Injection manufacturing processes. Validation costs for Hectorol Injection were $1,078,859 for the year ended June 30, 2003. No validation costs were incurred in the year ended June 30, 2002.

     Our research and development expenses were $6,018,693 in the year ended June 30, 2003, compared to $5,739,152 in the year ended June 30, 2002. The $279,541 increase is attributable to consulting expenses related to validating computer network systems used in operating clinical software, and internal costs to file the supplemental new drug application (SNDA) for 0.5mcg Hectorol Capsules.

     Sales and marketing expenses increased $3,157,948 to $13,433,861 in the year ended June 30, 2003, from $10,275,913 in the year ended June 30, 2002. These increases are attributable to the addition of senior level positions within the sales and marketing departments and increased market research and promotional spending related to the peritoneal dialysis and chronic kidney disease markets.

     General and administrative expenses increased $1,754,850 to $5,334,913 in the year ended June 30, 2003, from $3,580,063 in the year ended June 30, 2002. The increase was attributable to costs associated with the compensation package for the new President and CEO, increases in insurance premiums for property, casualty, and liability policies, and increases in legal fees.

     Interest income decreased $682,776 to $574,395 in the year ended June 30, 2003, from $1,257,171 in the year ended June 30, 2002. The decrease was due to lower average cash and marketable security balances for the year ended June 30, 2003, as well as a decline in yield on our investments.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001

     Product sales increased to $14,990,749 for the year ended June 30, 2002, from $5,997,282 for the year ended June 30, 2001. This increase resulted from increased sales of both Hectorol Injection and Hectorol Capsules. Hectorol Injection, launched in August 2000, generated sales of $9,448,115 during the year ended June 30, 2002 compared to $5,022,454 in the year ended June 30, 2001. Hectorol Capsule sales were $5,542,634 for the year ended June 30, 2002, compared to $974,828 in the year ended June 30, 2001.

     Gross margins on product sales were $11,434,062, or 76% of product sales, for the year ended June 30, 2002 compared to $4,092,443, or 68% of product sales, for the year ended June 30, 2001. The gross margin on Hectorol Injection sales was 71% and 72% for the years ended June 30, 2002 and 2001, respectively. The gross margin on Hectorol Capsule sales was 85% and 51% for the years ended June 30, 2002 and 2001, respectively. The increase in Hectorol Capsule gross margins was the result of selling inventory that was previously written-off. Cost of sales includes a writedown of $98,373 of excess Hectorol Capsule inventory in fiscal year 2002, $260,000 in fiscal year 2001 and $364,000 in fiscal 2000, representing amounts we estimated would not be sold prior to the expiration date. During the year ended June 30, 2002, Bone Care subsequently recovered approximately $300,000 of Hectorol Capsule inventory that was previously written-off when the FDA agreed to extend the expiration date from four to five years. We also wrote off $67,444 of Hectorol Injection inventory in the year ended June 30, 2002 that did not meet quality control release test standards.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $5,457,961 in fiscal year 2003, $6,639,200 in fiscal year 2002 and $12,581,831 in fiscal year 2001. The cash used by operating activities was used primarily to fund research and development as well as marketing and commercialization efforts for Hectorol Capsules and Hectorol Injection.

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

     o    manufacturing expenses;

     o    sales and marketing programs; and

     o    other operating expenses.

     Cash, cash equivalents and short- and long-term marketable securities were $17,603,445 at June 30, 2003 and $24,180,661 at June 30, 2002. Cash and cash equivalents and investments are currently comprised primarily in money market funds, short-term investment grade U.S. government, municipal and corporate debt securities.

     Bone Care's working capital requirements will depend on numerous factors, including the progress of commercialization and marketing activities; the progress of its research and development programs; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in Bone Care's existing licensing relationships and the terms of any new collaborative, licensing, co-promotion or distribution arrangements that Bone Care may establish; the cost of manufacturing preclinical and clinical products; and other factors not within our control.

     Based upon our current plans, we believe that we will have sufficient funds to meet our operating expenses and capital requirements for at least the next year. If necessary, additional capital to fund our operations may be sought through equity or debt offerings or other financings. There is no assurance that such additional funds will be available on acceptable terms, if at all.

     At June 30, 2003, we had state tax net operating loss carryforwards of approximately $44,337,000 and state research and development tax credit carryforwards of approximately $621,000, which will begin expiring in 2006 and 2011, respectively. We also had federal net operating loss carryforwards of approximately $48,770,000 and research and development tax credit carryforwards of approximately $2,040,000, which will begin expiring in 2011 and 2012, respectively.

COMMITMENTS

     As outlined in Note 6 of the notes to financial statements of Bone Care included in this annual report on Form 10-K, we have entered into various contractual obligations and commercial commitments. The following table summaries these contractual obligations as of June 30, 2003.

                                                             Less Than
                                                   Total       1 Year      1-3 Years
                                                ----------   ----------   ----------
Long Term Debt Obligations (1) ..............   $  649,880   $       --   $  649,880
Operating Lease Obligations (2) .............    1,724,480      676,739    1,047,741
Purchase Commitment (3) .....................    1,450,000    1,450,000           --
                                                ----------   ----------   ----------
Total .......................................   $3,824,360   $2,216,739   $1,697,621
                                                ==========   ==========   ==========


     (1) Represents extended terms on purchases of active pharmaceutical ingredient used in Hectorol production.

     (2)  Represents office and laboratory facilities in Middleton, WI.

     (3) Purchase commitment for active pharmaceutical ingredients used in Hectorol production and pre-clinical research.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The disclosure requirements in this interpretation are effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Bone Care has not issued guarantees of indebtedness as of June 30, 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The interim disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. Bone Care's stock-based compensation related to employees and non-employee directors is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and thus there is no compensation expense for options granted with exercise prices equal to the fair value of Bone Care's common stock on the date of the grant.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our sales from inception to date have been made solely to U.S. customers, and as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to sell in foreign markets, including Europe and Asia. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets.

         As of June 30, 2003, we held $13,624,826 of short-term marketable securities and $913,401 of long-term marketable securities. The investments have been made for investment (as opposed to trading) purposes. Interest rate risk with respect to our investments is not significant as all such investments are in U.S. dollar cash equivalents and are:

         o short-term investments, which are by their nature less sensitive to interest rate movements, or

         o have maturities in excess of one year and are expected to be held to maturity, thereby eliminating the risks associated with interest rate changes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          BONE CARE INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
Independent Auditor's Report ..........................................................    31

Report of Independent Public Accountants ..............................................    32

Balance Sheets as of June 30, 2002 and 2003 ...........................................    33

Statements of Operations for the Years Ended June 30, 2001, 2002 and 2003 .............    34

Statements of Shareholders' Equity for the Years Ended June 30, 2001, 2002 and 2003 ...    35

Statements of Cash Flows for the Years Ended June 30, 2001, 2002 and 2003 .............    36

Notes to the Financial Statements .....................................................    37

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Bone Care International, Inc.:

     We have audited the accompanying balance sheets of Bone Care International, Inc. as of June 30, 2003 and 2002, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits also included the 2003 and 2002 financial statement schedules included in Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the 2003 and 2002 financial statements and financial statement schedules based on our audits. The financial statements and financial schedule for the year ended June 30, 2001, before the inclusion of the transitional disclosures required by Statement of Financial Accounting Standard ("SFAS") No. 142 Goodwill and Other Intangible Assets discussed in Note 1 of the financial statements, were audited by other auditors who have ceased operations. Those other auditors expressed an unqualified opinion on those financial statements and stated that such 2001 financial statement schedule, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated August 1, 2001.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 2003 and 2002 financial statements present fairly, in all material respects, the financial position of Bone Care International, Inc. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 and 2002 financial statement schedules, when considered in relation to the 2003 and 2002 basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed above, the financial statements of Bone Care International, Inc. for the year ended June 30, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of July 1, 2001. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (i) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related loss-per-share amounts. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

Deloitte & Touche LLP

Milwaukee, Wisconsin
August 1, 2003

THIS REPORT SET FORTH BELOW IS A COPY OF A PREVIOUSLY ISSUED AUDIT REPORT BY ARTHUR ANDERSEN LLP AND INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2001. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP, AND ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO ITS USE IN THIS FORM 10-K.

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

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
August 1, 2001

                          BONE CARE INTERNATIONAL, INC.
                                 BALANCE SHEETS
                          AS OF JUNE 30, 2002 AND 2003


                                       ASSETS                                            2002              2003
                                                                                     ------------      ------------
Current assets:
     Cash and cash equivalents .................................................     $  2,023,969      $  3,065,218
     Marketable securities .....................................................       18,436,896        13,624,826
     Accounts receivable, net of allowance for doubtful accounts of
       $152,960 as of June 30, 2002 and $111,200 as of June 30,2003 ............        4,285,569         2,814,753
     Inventory purchased from related party ....................................               --           305,688
     Inventory purchased from others ...........................................        2,099,469         1,774,916
     Other current assets ......................................................          775,596           778,725
                                                                                     ------------      ------------
               Total current assets ............................................       27,621,499        22,364,126

Long-term securities ...........................................................        3,719,796           913,401

Property, plant, and equipment--at cost:
     Leasehold improvements ....................................................          588,632           588,632
     Furniture and fixtures ....................................................          452,345           545,547
     Machinery and other equipment .............................................        2,317,405         3,100,108
                                                                                     ------------      ------------
                                                                                        3,358,382         4,234,287
     Less--Accumulated depreciation and amortization ...........................        1,573,497         2,345,287
                                                                                     ------------      ------------
                                                                                        1,784,885         1,889,000

Patent fees, net of accumulated amortization of $998,027 as of June 30, 2002
and $1,131,952 as of June 30, 2003 .............................................        1,198,249         1,322,670

Goodwill .......................................................................          359,165           359,165
                                                                                     ------------      ------------
                                                                                     $ 34,683,594      $ 26,848,362
                                                                                     ============      ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................................     $  1,769,665      $  2,684,838
     Accrued compensation payable ..............................................          509,677         2,028,783
     Accrued clinical study and research costs .................................          152,352           603,048
     Other accrued liabilities .................................................            1,924           102,601
     Allowance for sales returns ...............................................          226,100           336,620
                                                                                     ------------      ------------
               Total current liabilities .......................................        2,659,718         5,755,890

Long-term liabilities...........................................................               --           649,880
Commitments and Contingencies (Note 6)
Shareholders' equity:
     Preferred stock--authorized 2,000,000 shares of $.001 par value; none
        Issued .................................................................               --                --
     Common stock--authorized 28,000,000 shares of no par value; issued and outstanding 14,156,772 and 14,218,522 shares as of June 30, 2002 and
        2003, respectively .....................................................       73,490,155        73,640,801

     Accumulated deficit .......................................................      (41,520,236)      (53,198,209)
     Accumulated other comprehensive income ....................................           53,957                --
                                                                                     ------------      ------------
               Total shareholders' equity ......................................       32,023,876        20,442,592
                                                                                     ------------      ------------
                                                                                     $ 34,683,594      $ 26,848,362
                                                                                     ============      ============

            The accompanying notes to the financial statements are an
                       integral part of these statements.

                          BONE CARE INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 2001, 2002 AND 2003

                                                                   2001               2002               2003
                                                               -------------      -------------      -------------
Product Sales ............................................     $   5,997,282      $  14,990,749      $  19,518,274

Cost and expenses:
     Cost of product sales from related party ............                --                 --          1,689,274
     Cost of product sales from others ...................         1,904,839          3,556,687          5,293,901
     Research and development ............................         4,556,061          5,739,152          6,018,693
     Marketing and administrative ........................         9,859,574         13,855,976         18,768,774
                                                               -------------      -------------      -------------
                                                                  16,320,474         23,151,815         31,770,642
                                                               -------------      -------------      -------------
     Loss from operations ................................       (10,323,192)        (8,161,066)       (12,252,368)
Interest income ..........................................         1,308,941          1,257,171            574,395
                                                               -------------      -------------      -------------
     Loss before income tax ..............................        (9,014,251)        (6,903,895)       (11,677,973)
Income taxes .............................................                --                 --                 --
                                                               -------------      -------------      -------------
     Net loss ............................................     $  (9,014,251)     $  (6,903,895)     $ (11,677,973)
                                                               =============      =============      =============

Net loss per common share--basic and diluted .............     $       (0.70)     $       (0.49)     $       (0.82)
                                                               -------------      -------------      -------------

Shares used in computing basic and diluted net loss
per common share .........................................        12,883,632         14,084,313         14,174,594
                                                               =============      =============      =============

           The accompanying notes to the financial statements are an
                       integral part of these statements.

                          BONE CARE INTERNATIONAL, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 2001, 2002, AND 2003

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                                 ACCUMULATED      COMPREHENSIVE
                                               SHARES         COMMON STOCK        DEFICIT          INCOME (LOSS)           TOTAL
                                            -------------     -------------     -------------      -------------      -------------
Balance at June 30, 2000 .................     11,456,668     $  36,693,837     $ (25,602,090)     $      (8,560)     $  11,083,187
     Net loss for the year ended
       June 30, 2001 .....................             --                --        (9,014,251)                --         (9,014,251)
     Unrealized gain on marketable
       securities ........................             --                --                --             88,926             88,926
     Comprehensive loss ..................             --                --                --                 --         (8,925,325)
     Issuance of shares under
       stock option plan .................         53,604           167,443                --                 --            167,443
     Issuance of stock awards ............            100                --                --                 --                 --
     Issuance of common stock ............      2,445,000        35,772,800                --                 --         35,772,800
                                            -------------     -------------     -------------      -------------      -------------
Balance at June 30, 2001 .................     13,955,372        72,634,080       (34,616,341)            80,366         38,098,105
     Net loss for the year ended
       June 30, 2002 .....................             --                --        (6,903,895)                --         (6,903,895)
     Amortization of gain on
       marketable securities .............             --                --                --            (26,409)           (26,409)
                                                                                                                      -------------
     Comprehensive loss ..................             --                --                --                 --         (6,930,304)
     Issuance of shares under
       stock option plan .................        201,400           856,075                --                 --            856,075
                                            -------------     -------------     -------------      -------------      -------------
Balance at June 30, 2002 .................     14,156,772        73,490,155       (41,520,236)            53,957         32,023,876
     Net loss for the year ended
       June 30, 2003 .....................             --                --       (11,677,973)                --        (11,677,973)
     Amortization of gain on
       marketable securities .............             --                --                --            (53,957)           (53,957)
                                                                                                                      -------------
     Comprehensive loss ..................             --                --                --                 --        (11,731,930)
     Issuance of shares under
       stock option plan .................         61,600           150,646                --                 --            150,646
     Issuance of stock awards ............            150                --                --                 --                 --
                                            -------------     -------------     -------------      -------------      -------------
Balance at June 30, 2003 .................     14,218,522     $  73,640,801     $ (53,198,209)     $          --      $  20,442,592
                                            =============     =============     =============      =============      =============

            The accompanying notes to the financial statements are an
                       integral part of these statements.

                          BONE CARE INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 2001, 2002, AND 2003

                                                                               2001               2002               2003
                                                                           -------------      -------------      -------------
Cash flows from operating activities:
     Net loss ........................................................     $  (9,014,251)     $  (6,903,895)     $ (11,677,973)
   Adjustments to reconcile net loss to net cash used in operating activities--
     Depreciation of fixed assets ....................................           431,154            720,138            771,790
     Amortization of patents .........................................           246,128            177,720            152,451
     Amortization of goodwill ........................................            89,448                 --                 --
     Inventory write-off .............................................           260,000            165,817             11,144
     Loss on disposal of fixed assets ................................             7,951              4,041                 --
     Loss on write-off of patents ....................................                --                 --             63,167
     Changes in assets and liabilities--
     (Increase) decrease in accounts receivable ......................        (3,317,819)          (938,269)         1,470,816
     (Increase) decrease in inventory ................................        (1,431,303)          (454,712)             7,721
     (Increase) decrease in other current assets .....................          (855,665)           309,507             (3,129)

     Increase in accounts payable ....................................         1,211,594            157,122            915,173
     Increase (decrease) in current liabilities ......................          (350,529)           102,231          2,070,479
     Increase in long term liabilities ...............................                --                 --            649,880
     Increase in allowance for sales returns .........................           205,000             21,100            110,520
     Decrease in deferred income .....................................           (63,539)                --                 --
                                                                           -------------      -------------      -------------
        Net cash used in operating activities ........................       (12,581,831)        (6,639,200)        (5,457,961)
                                                                           -------------      -------------      -------------

Cash flows from investing activities:
     Maturities (purchase) of marketable securities, net .............       (10,018,474)         7,320,964          7,564,508
     Purchase of long-term securities, net ...........................       (14,424,490)                --                 --
     Purchase of property, plant and equipment .......................        (1,495,922)        (1,006,059)          (875,905)
     Patent fees .....................................................          (312,468)          (350,649)          (340,039)
                                                                           -------------      -------------      -------------
        Net cash (used) provided in investing activities .............       (26,251,354)         5,964,256          6,348,564
                                                                           -------------      -------------      -------------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net .....................        35,772,800                 --                 --
     Proceeds from exercise of stock options .........................           167,443            856,075            150,646
                                                                           -------------      -------------      -------------
        Net cash provided by financing activities ....................        35,940,243            856,075            150,646
                                                                           -------------      -------------      -------------

        Net increase (decrease) in cash and cash equivalents .........        (2,892,942)           181,131          1,041,249

Cash and Cash Equivalents at beginning of year .......................         4,735,780          1,842,838          2,023,969
                                                                           -------------      -------------      -------------

Cash and Cash Equivalents at end of year .............................     $   1,842,838      $   2,023,969      $   3,065,218
                                                                           =============      =============      =============

            The accompanying notes to the financial statements are an
                       integral part of these statements.

                          BONE CARE INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 2001, 2002 AND 2003

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Bone Care International, Inc. (Bone Care) is engaged in discovering, developing and commercializing improved D-hormone therapies. In June 1999, Bone Care received approval from the U.S. Food and Drug Administration for an oral formulation of Hectorol, and in May 2000, Bone Care received approval for the intravenous formulation. Hectorol Injection has not been approved for sale outside of the U.S. and Hectorol Capsules are approved for sale only in the U.S. and Canada. Hectorol is a synthetic D-hormone analog to manage secondary hyperparathyroidism in kidney dialysis patients.

Revenue Recognition

     Bone Care records sales and the related costs of Hectorol Capsules and Hectorol Injection based on shipments to its customers reduced by the estimated future returns and allowances. The terms of sale for all product sales are F.O.B. shipping point. Revenue is recognized at the time of shipment as risk of loss has transferred to the customer, delivery has occurred, and collectibility is reasonably certain. Customers have a right to return product if they are unable to sell it prior to the expiration date. In accordance with Statement of Financial Accounting Standard (SFAS) No. 48, "Revenue Recognition When Right of Return Exists", Bone Care's June 30, 2003 and 2002 balance sheets include an accrual of $336,620 and $226,100, respectively for the estimated amount of future returns, based on historical experience, related to Hectorol Capsules and Hectorol Injection.

Cash, Cash Equivalents and Marketable Securities

     Highly liquid investments with original maturities of ninety days or less at the time of purchase are considered to be cash equivalents. Other highly liquid marketable securities with remaining maturities of one year or less at the balance sheet date are classified as marketable securities. Bone Care classifies its investment securities as available for sale or held to maturity when management has the positive intent and ability to hold the securities to maturity. Those investments classified as available-for-sale are carried in the balance sheet at fair value, with unrealized gains and losses recorded within accumulated other comprehensive income, net of tax. Those investments classified as held to maturity are carried in the balance sheet at amortized cost, net of unamortized discounts or premiums. Dividends, interest income and amortization of discounts and premiums are recorded in current earnings.

Inventory

     Inventory is stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventory consists of:

                                                   JUNE 30,
                                        -----------------------------
                                            2002             2003
                                        ------------     ------------
            Raw materials               $    456,548     $  1,293,329
            Work-in-process                  610,171          182,998
            Finished goods                 1,032,750          604,277
                                        ------------     ------------
                                        $  2,099,469     $  2,080,604
                                        ============     ============

     Bone Care periodically reviews its inventory carrying levels. During fiscal years 2001, 2002 and 2003, Bone Care wrote-off $260,000, $165,817 and $11,144, respectively, of inventory representing amounts, which Bone Care estimates will not be sold prior to expiration.

                          BONE CARE INTERNATIONAL, INC.

                    YEARS ENDED JUNE 30, 2001, 2002 AND 2003

Shipping and Handling Costs

     Shipping and handling costs associated with product sales are included in cost of sales.

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

     ASSET CLASSIFICATION                            ESTIMATED USEFUL LIFE
----------------------------------       -----------------------------------------------
Machinery, furniture, and fixtures                         5-7 years
Leasehold improvements                   Lessor of 5 years or remaining leasehold period

Long-Lived Assets

     The Company periodically evaluates the carrying value of property and equipment in accordance with SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the differences between the fair value and the carrying value of the asset.

Intangible Assets

     Legal costs incurred to register patents are amortized on a straight line basis over the life of the patent. Bone Care continuously evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of intangibles may warrant revision or that the remaining balance of intangibles may not be recoverable. When factors indicate that intangibles should be evaluated for possible impairment, Bone Care assesses recoverability from expected future operations using undiscounted cash flows. Impairment would be recognized in operating results if a permanent diminution in value occurred. Impairment would be measured using fair value. The average remaining useful life of our patents as of June 30, 2003 was 9.9 years.

     The aggregate amounts of anticipated amortization of intangible assets for each of the next five fiscal years and thereafter are as follows:

   Year
----------     ----------
      2004     $  145,765
      2005        125,743
      2006        109,215
      2007         95,405
      2008         83,746
Thereafter        726,796
----------     ----------
Total          $1,322,670

     On July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, existing goodwill at June 30, 2001 will no longer be amortized. Instead, an assessment of fair value will be used to test for impairment of goodwill on an annual basis or when circumstances indicate a possible impairment. The Company performed the

                          BONE CARE INTERNATIONAL, INC.

                    YEARS ENDED JUNE 30, 2001, 2002 AND 2003

transitional impairment assessment of goodwill on December 31, 2001 and the annual assessment on June 30, 2002 and 2003 and found no instances of impairment. Prior to adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over fifteen years.

     The results for periods prior to adoption of SFAS No. 142 have not been restated. The following table reconciles net loss and per share amounts to that which would have resulted if SFAS 142 had been adopted prior to fiscal 2001.

                                                                             Year Ended June 30,
                                                                2001                2002                2003
                                                           --------------      --------------      --------------
        Reported net loss                                  $   (9,014,251)     $   (6,903,895)     $  (11,677,973)
        Goodwill amortization                                      89,448                  --                  --
                                                           --------------      --------------      --------------
              Adjusted net loss                            $   (8,924,803)     $   (6,903,895)     $  (11,677,973)
                                                           ==============      ==============      ==============

        Basic and diluted loss per share:
             Reported loss per share                       $        (0.70)     $        (0.49)     $        (0.82)
             Goodwill amortization                                   0.01                  --                  --
                                                           --------------      --------------      --------------
             Adjusted basic and diluted loss per share     $        (0.69)     $        (0.49)     $        (0.82)
                                                           ==============      ==============      ==============

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

Net Loss Per Share

     Net loss per share is based on a weighted average number of shares of common stock of 12,883,632, 14,084,313, and 14,174,594 for the years ended June 30, 2001, 2002 and 2003, respectively. Options to purchase common stock have been excluded from the calculation of diluted earnings per share as the impact of these options on diluted earnings per share would be antidilutive. The excluded options totaled 1,018,683, 689,133, and 1,931,233 for the years ended June 30, 2001, 2002 and 2003, respectively.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The amount of deferred tax assets is reduced to the amount of any tax

                          BONE CARE INTERNATIONAL, INC.

                    YEARS ENDED JUNE 30, 2001, 2002 AND 2003

benefits that Bone Care believes are more likely than not to be realized. Because Bone Care has not yet reached profitability and future profitability cannot be assured, no value has been recorded for deferred tax assets.

 Fair Value of Financial Instruments

     The fair value of financial instruments, which consisted of cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximated their carrying values at June 30, 2002 and 2003 due to the short-term nature or underlying terms of these instruments. The fair value of marketable securities is based on quoted market prices.

 Concentration of Risk

     Bone Care has no internal manufacturing capabilities. Bone Care relies on third party contractors to produce our active pharmaceutical ingredient and for the subsequent manufacturing and packaging of finished drug products.

     Bone Care purchases the active pharmaceutical ingredient in Hectorol from a single supplier. Management is working toward qualifying an additional active pharmaceutical ingredient supplier. In addition, Bone Care utilizes one supplier to formulate Hectorol IV, one supplier to formulate Hectorol capsules and another supplier to package Hectorol Capsules. However, management believes that other suppliers, formulators, and vendors are available and could provide these goods and services to Bone Care on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

     In December 2001, Akorn, Inc. (previously the sole manufacturer of Hectorol Injection) agreed to halt production of Hectorol Injection until such time as certain general deviations from the FDA's current Good Manufacturing Practices could be remediated. The FDA's site inspection, which concluded in February 2003, resulted in additional inspectional observations that preclude submission of a supplement with respect to the manufacture and process improvements at Akorn. Akorn is not currently producing Hectorol Injection. Bone Care has entered into a manufacturing agreement with Draxis Pharma Inc., a subsidiary of Draxis Health Inc., to serve as a manufacturer of Hectorol Injection. Draxis has completed the validation process and on February 6, 2003, Bone Care submitted to the FDA a CBE-30 supplement (changes being effective in 30 days) to add Draxis as an additional manufacturing site for Hectorol Injection. This submission was accepted by the FDA and allowed commercial distribution to begin in March 2003. Management believes that Draxis will have sufficient production capacity to meet the currently expected demand from existing and new customers and patients.

     Bone Care's customers primarily consist of wholesale distributors of pharmaceutical products. Bone Care utilizes these wholesale distributors as the principal means of distributing its products to clinics and hospitals. Five individual wholesale distributors comprise $3,933,000, or 88%, of the gross accounts receivable balance as of June 30, 2003. These same five wholesale distributors represented 92% of Bone Care's net revenues for the year ended June 30, 2003, with the largest of the five wholesale distributors representing 34% of net revenues. As of June 30, 2002 five individual customers comprised $4,316,000, or 71%, of the gross accounts receivable balance. These same five customers represented 69% of Bone Care's net revenues for the year ended June 30, 2002, with the largest of the five companies representing 27% of net revenues.

     The majority of cash and cash equivalents are maintained with two major financial institutions in the U.S. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

                          BONE CARE INTERNATIONAL, INC.

                    YEARS ENDED JUNE 30, 2001, 2002 AND 2003

Use of Estimates

     In preparing the financial statements in accordance with accounting principles generally accepted in the U.S., Bone Care's management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Expenses

     Bone Care expenses advertising costs as incurred. Advertising expenses were $1,075,300, $688,758, and $944,362 for years ended June 30, 2001, 2002 and 2003, respectively.


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

     Under the first option program, titled the Bone Care International, Inc., 1996 Stock Option Plan, a total of 1,000,000 shares of common stock were made available. This stock option plan was amended in November 2000 and November 2001 to increase the number of available shares to 2,300,000 of which 58,567 remained available for grant at June 30, 2003. Options granted under this program have an exercise price equal to the Company's common stock trading price on the date of the grant and vest over periods ranging from one to five years. The options will expire 10 years from the grant date, or upon termination of employment.

     Under the second option program, titled the Bone Care International, Inc., 2002 Stock Incentive Plan, a total of 750,000 shares of common stock were made available in November 2002 of which 600,000 remained available for grant at June 30, 2003. Under the 2002 Plan, the Committee may grant to eligible participants non-qualified stock options and incentive stock options to purchase shares of common stock. Options granted under this program have an exercise price equal to the Company's common stock trading price on the date of the grant and vest over a period of three years. The options will expire 10 years from the grant date, or upon termination of employment.

                          BONE CARE INTERNATIONAL, INC.

                    YEARS ENDED JUNE 30, 2001, 2002 AND 2003

     A summary of stock option activity and related information is presented below:

                                                                             YEAR ENDED JUNE 30,
                                            --------------------------------------------------------------------------------------
                                                      2001                          2002                           2003
                                            --------------------------    --------------------------    --------------------------
                                                             WEIGHTED                      WEIGHTED                     WEIGHTED
                                                             AVERAGE                       AVERAGE                       AVERAGE
                                                             EXERCISE                      EXERCISE                      EXERCISE
                                             OPTIONS          PRICE        OPTIONS           PRICE       OPTIONS           PRICE
                                            ----------      ----------    ----------      ----------    ----------      ----------
Outstanding--beginning of year .........       690,054      $     7.04     1,018,683      $    11.03       689,133      $    12.51
Granted ................................       444,833           16.84       189,000           16.30     1,490,800            4.99
Exercised ..............................       (53,604)           3.12      (201,400)           4.25       (61,600)           2.45
Terminated/canceled ....................       (62,600)          15.21      (317,150)          15.24      (187,100)           9.46
                                            ----------      ----------    ----------      ----------    ----------      ----------
Outstanding--end of year ...............     1,018,683      $    11.03       689,133      $    12.51     1,931,233      $     7.32
                                            ==========      ==========    ==========      ==========    ==========      ==========

Exercisable at end of year .............       384,550      $     4.89       324,866      $     8.95       299,033      $    12.16
                                            ==========      ==========    ==========      ==========    ==========      ==========
Weighted average fair value of options
   granted during year .................                    $     9.76                    $     9.78                    $     3.00
                                                            ==========                    ==========                    ==========

     The options outstanding at June 30, 2003 have been segregated into six ranges for additional disclosure as follows:

                                OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
                       -------------------------------------                          -------------------------------------
                           OPTIONS              WEIGHTED            WEIGHTED                                   WEIGHTED
                         OUTSTANDING            AVERAGE             AVERAGE            EXERCISABLE             AVERAGE
    RANGE OF              AT JUNE 30,          REMAINING            EXERCISE            AT JUNE 30,            EXERCISE
 EXERCISE PRICES            2003            CONTRACTUAL LIFE         PRICE                 2003                 PRICE
------------------     ----------------     ----------------     ----------------     ----------------     ----------------
$   2.11-$3.00              34,000                  2.6          $      2.13               34,000          $      2.13
$   3.40-$3.95             983,500                  9.1                 3.42                   --                   --
$   5.55-$7.95             220,900                  8.7                 6.20               30,100                 6.69
$   9.00-$13.00            377,000                  8.7                10.49               97,700                10.57
$  15.25-$18.25            312,833                  8.1                16.99              135,433                16.90
$    23.56                   3,000                  7.0                23.56                1,800                23.56

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

                                                           2001            2002            2003
                                                        ----------      ----------      ----------
            Risk-free interest rate                            5.1%            4.1%            3.4%
            Expected market price volatility factor           0.56            0.60            0.62
            Weighted average expected life               6.0 years       6.0 years       6.0 years

     No dividends are expected to be paid.

                          BONE CARE INTERNATIONAL, INC.

                    YEARS ENDED JUNE 30, 2001, 2002 AND 2003

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Bone Care's pro forma information follows:

                                                                           2001                2002                2003
                                                                      --------------      --------------      --------------
            Net loss as reported ................................     $   (9,014,251)     $   (6,903,895)     $  (11,677,973)
                Compensation expense in reported net income .....                 --                  --                  --
                Less pro forma compensation expense .............           (883,318)         (1,054,582)         (1,656,210)
                                                                      --------------      --------------      --------------
            Pro forma net loss ..................................         (9,897,569)         (7,958,477)        (13,334,183)
            Net loss per share--basic and diluted:
                 As reported ....................................     $        (0.70)     $        (0.49)     $        (0.82)
                 Pro forma ......................................              (0.77)              (0.57)              (0.94)

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

                          BONE CARE INTERNATIONAL, INC.

                    YEARS ENDED JUNE 30, 2001, 2002 AND 2003

(5)  INCOME TAXES

     As of June 30, 2003, Bone Care has federal net operating losses of $48,770,000 and R&D tax credit carryforwards of $2,040,000, which expire in 2011 through 2023. As of June 30, 2003, Bone Care also has state net operating losses of $44,337,000 and R&D tax credit carry-forwards of $621,000, which expire in 2006 through 2023.

     Significant components of Bone Care's deferred tax assets at June 30, 2002 and 2003 are as follows:

                                                                      2002                2003
                                                                 --------------      --------------
            Deferred tax assets:
                 Inventory reserves ........................     $      288,000      $      331,000
                 Deferred income ...........................             88,000             131,000
                 Accrued liabilities .......................            195,000             798,000
                 Allowance for doubtful accounts ...........             29,000              31,000
                 Other .....................................             67,000             299,000
                 Federal net operating loss carryforward ...         13,380,000          16,582,000
                 Federal R&D tax credit carryforward .......          1,741,000           2,040,000
                 State net operating loss carryforward .....          1,901,000           2,217,000
                 State R&D tax credit carryforward .........            449,000             621,000
                 Valuation allowance .......................        (17,676,000)        (22,543,000)
                                                                 --------------      --------------
            Net deferred tax assets ........................            462,000             507,000
            Deferred tax liabilities:
                 Patents ...................................           (462,000)           (507,000)
                                                                 --------------      --------------
            Total deferred taxes ...........................     $           --      $           --
                                                                 ==============      ==============

     The net change in the valuation allowance for the years ended June 30, 2002 and 2003 was an increase of $2,949,000 and $4,867,000, respectively. Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to the expiration of the related carryforward period. Management believes it is more likely than not that such deferred tax assets may expire unused and, accordingly, has established a valuation allowance against them. The difference between the federal statutory rate and the Company's effective tax rate is the result of state taxes and the valuation allowance.

(6)  COMMITMENTS

     Bone Care has an operating lease for its office and laboratory facilities which commenced in January 2001 and terminates in January 2006. Lease payments under this lease include utilities, operating costs, and property taxes. The lease agreement provides for lease payments, which average $55,670 per month. Total lease expense was $412,212, $649,182, and $668,045 for the years ended June 30, 2001, 2002, and 2003, respectively.

     Minimum future payments under this lease as of June 30, 2003, are as follows:

2004 ....................        676,739
2005 ....................        695,350
2006 ....................        352,391
Thereafter ..............             --
                              ----------
          Total .........     $1,724,480
                              ==========

     At June 30, 2003, the Company had a purchase commitment for $1,080,000 and $370,000 for the active pharmaceutical ingredient to be used in Hectorol production and for the active pharmaceutical ingredient to be used in pre-clinical research, respectively.

                          BONE CARE INTERNATIONAL, INC.

                    YEARS ENDED JUNE 30, 2001, 2002, AND 2003

     At June 30, 2003, the Company owed $696,000, due July 31, 2004, for the purchase of the active pharmaceutical ingredient to be used in Hectorol production.

(7)  PROFIT-SHARING PLAN

     Bone Care has established a 401(k) profit sharing plan covering substantially all employees. Employer contributions to the plan are at the discretion of the Board of Directors. Bone Care's policy is to fund profit sharing plan contributions as they accrue. Profit sharing expense amounted to $61,205, $166,675 and $163,072 for the years ended June 30, 2001, 2002, and
2003, respectively.

(8)  MARKETABLE SECURITIES

     Securities classified as Held-to-Maturity include the following:

                                        JUNE 30, 2002                         JUNE 30, 2003
                              ---------------------------------     ---------------------------------
                              AMORTIZED COST       FAIR VALUE       AMORTIZED COST       FAIR VALUE
                              --------------     --------------     --------------     --------------
Corporate bonds ...........   $   14,428,684     $   14,575,067     $    4,688,227     $    4,793,306
Government securities .....           28,008             28,130                 --                 --
Certificates of deposit ...          200,000            200,000                 --                 --
                              --------------     --------------     --------------     --------------
     Total ................   $   14,656,692     $   14,803,197     $    4,688,227     $    4,793,306
                              ==============     ==============     ==============     ==============

     Securities classified as Available-for-Sale include the following:

                                                               JUNE 30, 2002                          JUNE 30, 2003
                                                     ---------------------------------     ---------------------------------
                                                          COST            FAIR VALUE           COST             FAIR VALUE
                                                     --------------     --------------     --------------     --------------
     Government securities ......................    $    7,500,000     $    7,500,000     $    9,850,000     $    9,850,000
                                                     ==============     ==============     ==============     ==============

     Scheduled maturities of marketable securities at June 30, 2003:

                                                                    AVAILABLE-FOR-SALE                   HELD-TO-MATURITY
                                                          ---------------------------------     ---------------------------------
                                                              COST             FAIR VALUE       AMORTIZED COST       FAIR VALUE
                                                          --------------     --------------     --------------     --------------
     Fiscal Year
     2004............................................     $    9,850,000     $    9,850,000     $    3,774,826     $    3,805,277
     2005 - 2006 ....................................                 --                 --            913,401            988,029
                                                          --------------     --------------     --------------     --------------
          Total .....................................     $    9,850,000     $    9,850,000     $    4,688,227     $    4,793,306
                                                          ==============     ==============     ==============     ==============

                          BONE CARE INTERNATIONAL, INC.

                    YEARS ENDED JUNE 30, 2001, 2002, AND 2003


(9)  RELATED PARTY

     Martin Barkin, M.D. is a board member of Bone Care and is the President and Chief Executive Officer of Draxis Health, Inc. (a pharmaceutical company).

     Bone Care initially granted Draxis Health Inc. a license to use and sell Hectorol in Canada for secondary hyperparathyroidism, osteoporosis and other metabolic bone diseases. Bone Care also granted Draxis a license in Canada to all know-how developed by or on behalf of Bone Care relating to the use of Hectorol for those indications. Draxis received marketing approval for Hectorol Capsules in Canada in May 2001. Draxis sold its Canadian pharmaceutical business to Shire Pharmaceuticals Group in July 2003. In conjunction with that sale, Bone Care entered into a new manufacturing and supply agreement and patent and trademark license agreement with Shire that replaced and superceded all previous agreements with Draxis. The patent and trademark agreement transfers to Shire the exclusive right to use and sell Hectorol previously granted to Draxis and requires a royalty for use of the Hectorol trademark. The manufacturing and supply agreement provides for the sale of Hectorol from Bone Care to Shire for distribution in Canada only. As of June 30, 2003, no balance was reported as part of accounts receivable for amounts owed from Draxis.

     In April 2002, Bone Care entered into a manufacturing agreement with Draxis Pharma, a division of Draxis Health Inc. to produce Hectorol Injection in Canada. Bone Care began receiving commercial shipments in March 2003 for customer sales in the U.S. Bone Care purchased approximately $1,994,962 of Hectorol Injection from Draxis Pharma in the six months ended June 30, 2003.


(10)  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summary quarterly financial data for the years ended June 30, 2003 and 2002 are summarized as follows:

                                                                           FIRST          SECOND           THIRD           FOURTH
                                                                           QUARTER        QUARTER         QUARTER          QUARTER
                                                                         ----------      ----------      ----------      ----------
                                                                                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
            2003:
                 Product Sales ......................................    $    5,417      $    3,743      $    3,078      $    7,280
                 Gross margin .......................................         3,908           2,283           1,551           4,793
                 Net loss ...........................................        (1,631)         (4,128)         (4,625)         (1,294)
                 Net loss per share--basic and diluted ..............         (0.12)          (0.29)          (0.33)          (0.09)
            2002:
                 Product Sales ......................................    $    2,652      $    3,832      $    3,775      $    4,732
                 Gross margin .......................................         2,059           3,038           2,885           3,452
                 Net loss ...........................................        (2,136)         (1,254)         (1,781)         (1,733)
                 Net loss per share--basic and diluted ..............         (0.15)          (0.09)          (0.13)          (0.12)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 8, 2002, Bone Care filed a Form 8-K announcing the dismissal of Arthur Andersen LLP and the engagement of Deloitte & Touche LLP as our independent accountants.

ITEM 9A. CONTROLS AND PROCEDURES

     As of June 30, 2003, Bone Care's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

     In connection with the evaluation by Bone Care's management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Bone Care incorporates by reference the information required by Item 10 from Bone Care's definitive Proxy Statement for its 2003 Shareholders Meeting to be held on November 19, 2003 ("Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     Bone Care incorporates by reference the information required by Item 11 from the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Bone Care incorporates by reference the information required by Item 12 from the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Bone Care incorporates by reference the information required by Item 13 from the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K -

(a1. Financial statements Reference is made to the separate index to Bone Care's financial statements contained on page 30 hereof.

2. Financial statement schedule

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001

                                                               BALANCE AT     CHARGED TO     DEDUCTIONS     BALANCE AT
                                                              BEGINNING OF    COSTS AND         AND           END OF
                                                                 PERIOD        EXPENSES        OTHER          PERIOD
                                                               ----------     ----------     ----------     ----------
         2003: Allowance for doubtful accounts                 $  152,960     $   39,738     $   81,498     $  111,200
         2002: Allowance for doubtful accounts                    100,000         40,007         12,953        152,960
         2001: Allowance for doubtful accounts                         --        100,000             --        100,000

3. Exhibits
   Reference is made to the separate exhibit index contained on page 50 hereof.

(b) Reports on Form 8-K

    On April 25, 2003, we filed a Form 8-K under Items 7 and 9 (pursuant to
    Item 12) relating to our April 24, 2003 press release setting forth our third-quarter 2003 financial results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BONE CARE INTERNATIONAL, INC.

                                     /S/ PAUL L. BERNS
                                     -------------------------------------------
                                     By: Paul L. Berns
                                         President and Chief Executive Officer

Date: September 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


/S/  PAUL L. BERNS                      President and Chief Executive Officer                 September 26, 2003
---------------------------------       (Principal Executive Officer)
Paul L. Berns

/S/  ROBERT A. BECKMAN                  Vice President - Finance                              September 26, 2003
---------------------------------       (Principal Financial and Accounting Officer)
Robert A. Beckman

/S/  RICHARD B. MAZESS, PH.D.            Chairman and Director                                September 26, 2003
---------------------------------
Richard B. Mazess, Ph.D.

/S/  MARTIN BARKIN, M.D.                 Director                                             September 26, 2003
---------------------------------
Martin Barkin, M.D.

/S/  CHARLES R. KLIMKOWSKI, CFA          Director                                             September 26, 2003
---------------------------------
Charles R. Klimkowski, CFA

/S/  GARY E. NEI                         Director                                             September 26, 2003
---------------------------------
Gary E. Nei

/S/ MICHAEL D. CASEY                     Director                                             September 26, 2003
---------------------------------
Michael D. Casey

/S/ EDWARD STAIANO                       Director                                              September 26, 2003
---------------------------------
Edward Staiano, Ph.D.

                          BONE CARE INTERNATIONAL, INC.
                                INDEX TO EXHIBITS

       EXHIBIT
        NUMBER                   DOCUMENT DESCRIPTION
       -------    -------------------------------------------------------------
         3.1(a)   Restated Articles of Incorporation of Registrant (1) (Exhibit
                  3.1, Amendment No. 3 to Form 10/A).

         3.1(b)   Articles of Amendment of Registrant (2) (Exhibit 3.1(b)).

         3.2      By-Laws of Registrant (3) (Exhibit 3.2).

         4.1      Shareholders Rights Agreement between Bone Care and Norwest
                  Bank Minnesota, N.A. (1) (Exhibit 4.1, Amendment No. 3 to Form
                  10/A).

         4.2      First Amendment to Shareholder Rights Agreement between Bone
                  Care and Norwest Bank Minnesota, N.A. (1) (Exhibit 4.2,
                  Amendment No. 4 to Form 10/A).

         10.1*    Incentive Stock Option Plan (1) (Exhibit 10.4).

         10.2*    1996 Stock Option Plan (2) (Exhibit 10.5).

         10.3     Amended and Restated License Agreement effective as of June 8,
                  1998, by and between Bone Care and Draxis Health, Inc. (4)
                  (Exhibit 10.6).

         10.4*    Form of Stock Option Agreement (2) (Exhibit 10.7).

         10.5 Agreement, effective as of May 1, 1987, by and between the Wisconsin Alumni Research Foundation and Bone Care
                  (confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange
                  Commission in accordance with the Securities Act of 1933, as amended, and 17 C.F.R. 230.406 and 200.80 promulgated thereunder. Omitted information has been replaced with asterisks). (2) (Exhibit 10.8).

         10.6*    2002 Stock Incentive Plan. (5)

         10.8**   Separation Agreement, dated as of August 31, 2003 between Bone
                  Care International, Inc. and Robert A. Beckman.

         23       Consent of Deloitte & Touche LLP.

         31.1     Rule 13a-14(a) Certification of President and Chief Executive
                  Officer.

         31.2     Rule 13a-14(a) Certification of Vice President and Chief
                  Financial Officer.

         32.1     Certification Pursuant to Section 1350 of Chapter 63 of Title
                  18 of the U.S. Code.

         32.2     Certification Pursuant to Section 1350 of Chapter 63 of Title
                  18 of the U.S. Code.

----------

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

         (1) Incorporated by reference to exhibits filed with the Registrant's Form S-1/A Registration Statement (Registration Number 333-43923) filed under the Securities Act of 1933. Parenthetical references to exhibit numbers are to exhibit numbers in the Form S-1/A.

         (2) Filed as Exhibit A and incorporated herein by reference from the Registrant's proxy statement for its annual meeting of shareholders on November 15, 2002 (File No. 0-27854).

         * Indicates a management contract or compensatory plan or arrangement.

         ** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.