Form 10-Q
period 2005-03-31
BONE CARE INTERNATIONAL INC
filed 2005-05-09
CIK 1009405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☑ No ☐

As of May 1, 2005, there were 20,156,131 shares of the registrant’s common stock issued and outstanding.

BONE CARE INTERNATIONAL, INC.

FORM 10-Q

For the quarterly period ended March 31, 2005

     Bone Care® is a registered trademark of Bone Care International, Inc. in the U.S. Hectorol® is a registered trademark of Bone Care International, Inc., in the U.S., the European Community, Japan and other selected countries. Hectorol® is Bone Care’s brand name for the active drug substance, doxercalciferol. This filing may also include trademarks of other companies.

BONE CARE INTERNATIONAL, INC.

Condensed Balance Sheets
(unaudited)

	March 31,	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$78,751,817	$45,325,671
Marketable securities	40,248,991	68,776,698
Accounts receivable, net	10,634,176	4,732,698
Inventory	8,114,473	6,785,288
Other current assets	3,037,476	2,336,362

Total current assets	140,786,933	127,956,717

Marketable securities, non-current	—	908,376

Property, plant and equipment, net	2,573,550	1,526,638

Patent fees, net	1,969,488	1,785,045
Goodwill	359,165	359,165

	$145,689,136	$132,535,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,839,937	$6,490,488
Accrued compensation payable	1,905,810	2,890,728
Accrued clinical study and research costs	554,525	1,001,818
Deferred revenues	395,607	—
Other accrued liabilities	173,115	214,010
Allowance for sales returns	90,419	100,000

Total current liabilities	12,959,413	10,697,044

Long-term liabilities	61,168	100,388
Contingencies (Note 2)	—	—
Shareholders’ equity:
Preferred stock-authorized 2,000,000 shares of $.001 par value; none issued	—	—
Common stock-authorized 28,000,000 shares of no par value; issued and outstanding 20,132,631 and 19,395,585 shares as of March 31, 2005 and June 30, 2004, respectively	183,621,987	178,868,933
Unearned compensation	(1,803,854)	(2,411,054)
Accumulated other comprehensive loss	(20,819)	—
Accumulated deficit	(49,128,759)	(54,719,370)

Total shareholders’ equity	132,668,555	121,738,509

	$145,689,136	$132,535,941

The accompanying notes to the condensed financial statements are an integral part of these statements.

BONE CARE INTERNATIONAL, INC.

Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Product Sales	$21,989,005	$11,617,323	$58,955,861	$28,857,850
Cost and expenses:
Cost of product sales	5,743,386	2,744,371	14,448,524	7,227,293
Research and development	3,133,790	2,794,542	8,902,450	6,606,760
Selling, general and administrative	11,234,852	5,803,602	31,735,003	17,431,151

	20,112,028	11,342,515	55,085,977	31,265,204

Income / (loss) from operations	1,876,977	274,808	3,869,884	(2,407,354)
Interest income, net	667,150	27,324	1,720,727	129,409

Net income / (loss)	$2,544,127	$302,132	$5,590,611	$(2,277,945)

Net income / (loss) per common share
Basic	$0.13	$0.02	$0.28	$(0.16)

Diluted	$0.12	$0.02	$0.27	$(0.16)

Shares used in computing basic and diluted net income / (loss) per common share
Basic	20,034,545	14,329,963	19,630,778	14,290,162
Diluted	21,113,361	16,555,748	20,978,178	14,290,162

The accompanying notes to the condensed financial statements are an integral part of these statements.

BONE CARE INTERNATIONAL, INC.

Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income / (loss)	$5,590,611	$(2,277,945)
Adjustments to reconcile net income / (loss) to net cash provided (used) in operating activities:
Acceleration of stock option vesting	—	227,500
Equity-based compensation expense	611,894	—
Depreciation of fixed assets	721,826	592,437
Amortization of patents	175,210	128,988
(Gain) / loss on disposal of fixed assets	177,947	(2,665)
Inventory write-off	22,730	—
Changes in assets and liabilities:
Increase in accounts receivable	(5,901,478)	(1,385,506)
Increase in inventory	(1,351,915)	(3,017,214)
Increase in other current assets	(701,114)	(296,603)
Increase in accounts payable	3,349,449	2,194,449
Increase (decrease) in accrued liabilities	(1,430,032)	151,618
Decrease in long-term liabilities	(39,220)	(649,880)
Increase in deferred revenues	395,607	—
Decrease in allowance for sales returns	(9,581)	(186,620)

Net cash provided (used) in operating activities	1,611,934	(4,521,441)

Cash flows from investing activities:
Maturities of available for sale marketable securities.	78,434,725	15,403,595
Purchases of available for sale marketable securities	(49,019,461)	(9,475,000)
Proceeds from the sale of property, plant and equipment	102,334	22,312
Purchases of property, plant and equipment	(2,049,019)	(400,748)
Patent fees	(359,653)	(477,808)

Net cash provided by investing activities	27,108,926	5,072,351

Cash flows from financing activities:
Proceeds from exercise of stock options	4,748,360	440,267
Proceeds (repayment) of capital lease obligation	(43,074)	184,349

Net cash provided by financing activities	4,705,286	624,616

Net increase in cash and cash equivalents	33,426,146	1,175,526

Cash and Cash Equivalents at beginning of period	45,325,671	3,065,218

Cash and Cash Equivalents at end of period	$78,751,817	$4,240,744

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

Revenue Recognition Policy

We record sales and the related costs of Hectorol® 2.5 mcg Capsules and Hectorol® Injection based on shipments to customers reduced by the estimated future returns and allowances. Revenue is recognized at the time of shipment as risk of loss has transferred to the customer, delivery has occurred, and collectibility is reasonably certain. Customers have a right to return product in accordance with our returns policy. In August 2004, we began selling our newly approved product, Hectorol® 0.5 mcg Capsules. Due to insufficient historical data as it relates to Hectorol® 0.5 mcg Capsules and since this product is promoted in a new market segment, pre-dialysis chronic kidney disease, we utilized various third-party data points for purposes of recognizing revenue and for estimating returned goods reserves. The third-party data points included prescription information and wholesaler inventory levels. For the three and nine months ended March 31, 2005 , we have recognized $1,338,117 and $2,330,492, respectively, of revenue related to Hectorol® 0.5 mcg Capsules. As of March 31 2005, we have recorded $395,607 in our balance sheet as deferred revenue representing the difference between shipments to customers and data points previously described. If current demand of Hectorol® 0.5 mcg Capsules continues to increase, the Company may be in a position to recognize revenue based on shipments to customers by the end of the 2005 fiscal year. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists”, our March 31, 2005 and June 30, 2004 balance sheets include accruals of $90,419 and $100,000, respectively, for an estimated amount of future returns, based on historical experience related to Hectorol® Capsules and Hectorol® Injection.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Hectorol® Injection	$18,702,087	$10,344,778	$51,710,650	$25,278,125
Hectorol® 2.5 mcg Capsules	1,948,801	1,272,545	4,914,719	3,579,725
Hectorol® 0.5 mcg Capsules	1,338,117	—	2,330,492	—

	$21,989,005	$11,617,323	$58,955,861	$28,857,850

Cash and Cash Equivalents

Highly liquid investments with original maturities of ninety days or less at the time of purchase are considered to be cash equivalents. Other highly liquid marketable securities with remaining maturities of one year or less at the balance sheet date are classified as marketable securities.

Marketable Securities

Securities as of March 31, 2005 included the following:

	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Held-to-Maturity
Commercial paper	$50,630,469	$—	$(4,186)	$50,626,283
Corporate bonds	904,607	11,872	—	916,479

	$51,535,076	$11,872	$(4,186)	51,542,762

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale
Municipal bonds	$26,700,000	$—	$—	$26,700,000
Corporate bonds	2,500,000	—	—	2,500,000
Mutual funds	10,165,203	—	(20,819)	10,144,384

	39,365,203	—	(20,819)	39,344,384

Total marketable securities	$90,900,279	$11,872	$(25,005)	$90,887,146

Held-to-Maturity securities included $50,630,469 of commercial paper classified as cash equivalents in the balance sheet at March 31, 2005 as these securities are highly liquid with maturity dates of ninety days or less at the balance sheet date. Mutual funds in the table above consists of short-term corporate bond funds.

Securities as of June 30, 2004 included the following:

	Amortized	Unrecognized	Unrecognized
	Cost	Gain	Loss	Fair Value
Held-to-Maturity
Commercial paper	$60,257,989	$—	$(38,594)	$60,219,395
Corporate bonds	1,908,376	35,463	—	1,943,839

	62,166,365	35,463	(38,594)	62,163,234

		Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value
Available-for-Sale
Municipal bonds	$23,750,000	—	—	$23,750,000
Corporate bonds	4,000,000	—	—	4,000,000

	27,750,000	—	—	27,750,000

Total marketable securities	$89,916,365	$35,463	$(38,594)	$89,913,234

Held-to-Maturity securities included $20,231,291 of commercial paper classified as cash equivalents in the balance sheet at June 30, 2004 as these securities are highly liquid with maturity dates of ninety days or less at the balance sheet date.

Scheduled maturities of Marketable Securities at March 31, 2005:

	Available-For-Sale		Held-To-Maturity
	Cost	Fair Value	Amortized Cost	Fair Value
Fiscal Year
2005	$39,344,384	$39,344,384	$50,630,469	$50,626,283
2006	—	—	904,607	916,479

Total	$39,344,384	$39,344,384	$51,535,076	$51,542,762

In March 2004, the Financial Accounting Standards Board (“FASB”) ratified the recognition and measurement guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. The recognition and measurement guidance was applied to other-than-temporary impairment evaluations in reporting periods beginning with our first fiscal quarter 2005. In September 2004, the FASB Staff Position Board (“FSP”) has directed the FASB to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1. The delay of the effective date for paragraphs 10–20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1”, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The disclosures continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS Nos. 115 and 124. For all other investments within the scope of EITF Issue No. 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004. Upon final issuance, we believe the future adoption of the recognition and measurement guidance in EITF Issue No. 03-1 will not have a material impact on our financial statements.

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

At March 31, 2005 the unrealized losses on mutual funds were included in accumulated other comprehensive income within the equity section of the balance sheet. The unrecognized losses on commercial paper represent losses on fixed income securities, which is primarily attributable to changes in market interest rates. We do not believe the unrealized loss on these securities represents an other-than temporary impairment based on the short-term duration of the securities, the issuers’ high credit quality and our ability and intent to hold the investments for the foreseeable future. The commercial paper has been in a loss position for less than twelve months.

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $53,440 and $72,070 at March 31, 2005 and June 30, 2004, respectively.

Inventory

Inventory is stated at the lower of cost or market; cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventory consisted of the following:

	March 31,	June 30,
	2005	2004
Raw materials	$1,743,691	$1,659,734
Work in process	1,073,599	89,388
Finished goods	5,297,183	5,036,166

	$8,114,473	$6,785,288

Finished goods inventory at March 31, 2005 included $9,949 of our Hectorol® 0.5 mcg Capsules owned by our wholesale customers for which we have not yet recognized revenue.

Property, Plant and Equipment

Property, plant and equipment is carried at cost and depreciation expense is calculated using the straight-line method. For the three and nine months ended March 31, 2005, the Company recognized depreciation expense of $269,409 and $721,826, respectively. Included in depreciation expense is amortization related to our sales-leaseback transaction of fleet vehicles.

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

	March 31,	June 30,
	2005	2004
Leasehold Improvements	$392,859	$588,632
Furniture and Fixtures	841,372	524,455
Machinery and Other Equipment	3,931,897	3,502,221

	5,166,128	4,615,308
Less: Accumulated Depreciation	(2,592,578)	(3,088,670)

	$2,573,550	$1,526,638

Intangibles

Legal costs incurred to register patents are amortized on a straight-line basis over the life of the patent (weighted average amortization period of 9.7 years at March 31, 2005). Patent fees are stated net of accumulated amortization of $1,481,175 and $1,311,427 at March 31, 2005 and June 30, 2004, respectively.

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

Research and Development

Research and development efforts are focused on developing and evaluating the clinical utility of Hectorol®, LR-103, and BCI-202 in secondary hyperparathyroidism and hyperproliferative diseases, as well as developing additional products and product candidates. All research and development costs are expensed as incurred, which include, but are not limited to, personnel, lab supplies, preclinical and clinical studies, active ingredients for use in clinical trial drugs, manufacturing costs, sponsored research at other labs, consulting, and research-related overhead. For the three and nine months ended March 31, 2005, we have incurred $3,133,790 and $8,902,450, respectively, of research and development expenses. The major portion of these expenses were for personnel in research, clinical development, clinical support and regulatory compliance.

Stock Based Compensation

Stock-based compensation related to employees and non-employee directors is recognized using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and thus there is no compensation expense for options granted with exercise prices equal to the fair value of our common stock on the date of the grant. Restricted stock awards are valued at the fair value of our common stock on the date of grant and reflected in the equity section as part of common stock. Compensation expense is recognized for restricted stock awards on a straight-line basis over the vesting period of the entire award with the balance of unearned compensation reflected in the equity section of the balance sheet.

Pro forma net income/(loss) per share had we elected to adopt the “fair-value based method” of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123,” are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income/(loss)	$2,544,127	$302,132	$5,590,611	$(2,277,945)
Compensation expense recognized	202,400	—	607,200	227,500
Less pro forma compensation expense	(2,014,047)	(929,073)	(5,445,528)	(2,594,913)

Pro forma income/(loss)	$732,480	$(626,941)	$752,283	$(4,645,358)

Net income/(loss) per share – basic
As reported	$0.13	$0.02	$0.28	$(0.16)
Pro forma	$0.04	$(0.04)	$0.04	$(0.33)
Net income/ (loss) per share – diluted
As reported	$0.12	$0.02	$0.27	$(0.16)
Pro forma	$0.03	$(0.04)	$0.04	$(0.33)

The pro forma compensation expense and pro forma net income for the nine months ended March 31, 2005 include adjustments made to amounts previously reported in the quarters ended September 30, 2004 and December 31, 2004, due to a miscalculation of options that were exercised during these periods. The impact on pro forma compensation expense in prior fiscal years was not material.

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

Advertising Expenses

We expense advertising costs as incurred. Advertising expenses were $666,313 and $1,850,427 for the three and nine months ended March 31, 2005, respectively, compared to $199,327 and $662,110 for the three and nine months ended March 31, 2004, respectively.

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

Our customers primarily consist of wholesale distributors of pharmaceutical products. We utilize these wholesale distributors as the principal means of distributing our products to clinics and hospitals. Five individual wholesale distributors comprised 95% of the net accounts receivable balance as of March 31, 2005. These same five wholesale distributors represented 91% of our product sales for the nine months ended March 31, 2005, with the largest of the five wholesale distributors representing 31% of product sales. As of June 30, 2004 five individual customers comprised 97% of the net accounts receivable balance. These same five customers represented 95% of our product sales for the year ended June 30, 2004, with the largest of the five companies representing 39% of product sales.

As of March 31, 2005, we maintained cash and cash equivalent balances of $78.8 million. Although deposits are held at multiple financial institutions, balances exceed federally insured amounts.

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

(3) Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is based upon the weighted-average number of common shares outstanding. Diluted net income per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. For the three and nine months ended March 31, 2005, stock options to purchase 25,000 and 102,500 shares of common stock were outstanding, respectively, but not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares and therefore their effect would be anti-dilutive. For the nine months ended March 31, 2004, options to purchase 2,225,785 shares of common stock have been excluded from the calculation of diluted loss per share, as the impact of these options on diluted loss per share would be anti-dilutive.

     The following table sets forth the computation for basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income / (loss) as reported	$2,544,127	$302,132	$5,590,611	$(2,277,945)

Shares:
Basic weighted average shares outstanding	20,034,545	14,329,963	19,630,778	14,290,162
Dilutive effect of stock options	1,078,816	2,113,785	1,347,400	—

Dilutive weighted average shares outstanding	21,113,361	16,443,748	20,978,178	14,290,162

Net income / (loss) per share:
Basic	$0.13	$0.02	$0.28	$(0.16)
Diluted	$0.12	$0.02	$0.27	$(0.16)

4)	Comprehensive Income (loss)

Total comprehensive income (loss) was $2,533,675 and $5,569,792, respectively, for the three and nine months ended March 31, 2005 and $302,132 and ($2,277,945), respectively, for the three and nine months ended March 31, 2004. Comprehensive income or loss is comprised of net income or loss and changes in unrealized gains and losses on available-for-sale securities.

(5)	Co-promotion Agreement

On July 14, 2004, we entered into a multi-year co-promotion agreement with Cardinal Health PTS, LLC for the launch and commercialization of Hectorol® 0.5 mcg Capsules with nephrologists in pre-dialysis Stages 3 and 4 chronic kidney disease. Under the terms of the agreement, Cardinal Health provides contract sales force and medical communication services to support a specified level of promotion. We sell Hectorol® 0.5 mcg Capsules through Cardinal Health’s distribution network and support the promotional effort through Cardinal Health’s nephrology focused sales force with an additional specified level of investment. For its efforts, Cardinal Health receives a variable co-promotion fee based on the net sales of Hectorol® 0.5 mcg Capsules. The fee is recorded as a selling, general and administrative expense in the period the related revenue from sales of Hectorol ® 0.5 mcg Capsules is recognized. The fee as a percentage of net sales of Hectorol® 0.5 mcg Capsules declines gradually over the term of the agreement. Initial sales of Hectorol® 0.5 mcg Capsules were recognized in the quarter ended September 30, 2004. Refer to Note 1 above.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. In November 2003, FASB Staff Position No. SFAS 150-3 deferred indefinitely the effective date of SFAS No. 150 for applying its provisions for certain mandatorily redeemable non-controlling interests. However, expanded disclosures are required during the deferral period. The Company does not have financial instruments with mandatorily redeemable non-controlling interests.

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

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment Accounting Research Bulletin No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversions be based on the normal capacity of the production facilities. The adoption of this statement did not have an impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of non-monetary assets. The Company has not entered into any non-monetary exchanges; thus adoption of this Statement did not have an impact on our results from operations or financial position.

(7)	Subsequent Event

On May 4, 2005, the Company entered into an Agreement and Plan of Merger, dated as of May 4, 2005 (the “Merger Agreement”), with MacBeth Corporation and its wholly-owned subsidiary Bone Care International, Inc. (“Acquisition Sub”). The Merger Agreement contemplates that Acquisition Sub will be merged with and into the Company (the “Merger”) and each outstanding share of the Company’s common stock will be converted into the right to receive $33.00 per share in cash, without interest. Consummation of the Merger is not subject to a financing condition, but is subject to various other customary conditions, including adoption of the Merger Agreement by the Company’s shareholders and the absence of certain legal impediments to the consummation of the Merger. The transaction is expected to be completed in the third quarter of calendar year 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements, including the related notes, presented in our Annual Report on Form 10-K for the year ended June 30, 2004.

     Statements included in this Form 10-Q which do not relate solely to historical matters are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements may be identified by words including “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect” and similar expressions. Forward looking statements, including without limitation those relating to our future business prospects, sales, cost of sales, profitability, financial resources or products and production schedules, and those relating to the expected timing, completion and effects of the Merger (as defined below), are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to important risks and factors, including those identified in this Form 10-Q or identified from time to time in our filings with the Securities and Exchange Commission. We may not be able to complete the Merger on the terms described herein or other acceptable terms or at all because of a number of factors, including the failure to obtain shareholder approval or the failure to satisfy the other closing conditions. We disclaim any obligation to update any such risks or factors or to publicly announce any revisions to any of the forward-looking statements contained herein, unless otherwise required by law.

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

     We have two products approved by the U.S. Food and Drug Administration: Hectorol® Injection and Hectorol® Capsules. Hectorol® Injection and Hectorol ® 2.5 mcg Capsules are approved for the treatment of secondary hyperparathyroidism in end-stage renal. Hectorol® 2.5 mcg Capsules and Hectorol® 0.5 mcg Capsules are approved for the treatment of secondary hyperparathyroidism in moderate to severe chronic kidney disease. We obtained FDA approval for Hectorol® 2.5 mcg Capsules in June 1999, and we began selling this orally administered product in the U.S. in October 1999. We obtained FDA approval for Hectorol® Injection in April 2000. We launched Hectorol® Injection in the U.S. in August 2000 and we received a national Medicare reimbursement code for Hectorol® Injection in January 2002. The National Kidney Foundation estimates that as of 2004 there were approximately 330,000 end-stage renal disease patients in the U.S. and projects that this population will double by 2010. In April 2004 we obtained FDA approval for Hectorol® 0.5 mcg Capsules to treat secondary hyperparathyroidism in moderate to severe chronic kidney disease prior to end-stage renal disease, or pre-dialysis. We launched Hectorol® 0.5 mcg Capsules in the U.S. in July 2004 with our co-promotion partner Cardinal Health PTS, LLC. We are also developing Hectorol® and other vitamin D hormones for expanded indications.

     In 2002, the National Kidney Foundation issued clinical practice guidelines for evaluating and classifying chronic kidney disease. These guidelines classify kidney disease into five stages based on kidney function as measured by glomerular filtration rate, a widely accepted overall measure of kidney function. In October 2003, the National Kidney Foundation published the Kidney Disease Outcomes Quality Initiative Clinical Practice Guidelines for Bone Metabolism and Disease in Chronic Kidney Disease. These guidelines, referred to as the K/DOQI guidelines, include recommendations for the treatment of bone disease and disorders of calcium and phosphorus metabolism which may encourage a shift in clinical practice to begin earlier treatment of patients with Stages 3 and 4 (moderate to severe) chronic kidney disease, in addition to Stage 5 (end-stage renal disease) chronic kidney disease. The National Kidney Foundation estimates that as of 2004 there were approximately 8.1 million Stage 3 patients, 425,000 Stage 4 patients and 330,000 Stage 5 patients. According to the United States Renal Data System, approximately 65% of Stage 5 patients are treated with vitamin D hormone therapy. We believe that this potential shift in practice, together with our recently approved expanded indication for Hectorol® Capsules, could expand the potential use of Hectorol® to a broader range of chronic kidney disease patients.

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

     In December, 2004, the Company received notice of allowance from the U.S. Patent and Trademark Office for claims relating to stabilized hydroxyvitamin D2 products and pharmaceutical compositions and medicaments including stabilized hydroxyvitamin D2. The stabilized hydroxy vitamin D2 product for which a patent will be granted is characterized by a purity profile and level of impurities and residual solvents. Hectorol® is covered by this new composition of matter patent that will expire in 2021.

     On May 4, 2005, the Company entered into an Agreement and Plan of Merger, dated as of May 4, 2005 (the “Merger Agreement”), with MacBeth Corporation and its wholly-owned subsidiary Bone Care International, Inc. (“Acquisition Sub”). The Merger Agreement contemplates that Acquisition Sub will be merged with and into the Company (the “Merger”) and each outstanding share of the Company’s common stock will be converted into the right to receive $33.00 per share in cash, without interest. Consummation of the Merger is not subject to a financing condition, but is subject to various other customary conditions, including adoption of the Merger Agreement by the Company’s shareholders and the absence of certain legal impediments to the consummation of the Merger. The transaction is expected to be completed in the third quarter of calendar year 2005.

Critical Accounting Policies and Estimates

     Our accounting policies are disclosed in our 2004 Annual Report on Form 10-K. During the three months ended March 31, 2005, there were no material changes to these policies. Our more critical accounting polices are as follows:

Revenue Recognition

     We record sales and the related costs of Hectorol® 2.5 mcg Capsules and Hectorol® Injection based on shipments to customers reduced by the estimated future returns and allowances. Revenue is recognized at the time of shipment as risk of loss has transferred to the customer, delivery has occurred, and collectibility is reasonably certain. Customers have a right to return product in accordance with our returns policy. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists”, our March 31, 2005 and June 30, 2004 balance sheets include accruals of $90,419 and $100,000, respectively, for an estimated amount of future returns, based on historical experience related to Hectorol® 2.5 mcg Capsules and Hectorol® Injection. In the quarter ended September 30, 2004, we began selling our newly approved product, Hectorol® 0.5 mcg Capsules. Due to insufficient historical data as it relates to Hectorol® 0.5 mcg Capsules and since this product is promoted in a new market segment, pre-dialysis chronic kidney disease, we utilized various third-party data points for purposes of recognizing revenue and for estimating returned goods reserves. The third-party data points included prescription information and wholesaler inventory levels. For the three and nine months ended March 31, 2005, we have recognized $1,338,117 and $2,330,492, respectively, of revenue related to Hectorol® 0.5 mcg Capsules. As of March 31, 2005, we have recorded $395,607 in our balance sheet as deferred revenue representing the difference between shipments to customers and the data points previously described. If current demand of Hectorol® 0.5 mcg Capsules continues to increase, we may be in a position to recognize revenue based on shipments to customers by the end of the 2005 fiscal year.

Sales Returns and Allowances

     When revenue is recognized, we simultaneously record an estimate of various costs, which reduce product sales. These costs include estimates for product returns, allowances or chargebacks, rebates, discounts and service fees. Estimates are based on a variety of factors including historical return experience, rebate and chargeback agreements, inventory levels at our wholesale customers, and estimated sales by our wholesale customers to other third parties who have contracts with us. Actual experience associated with any of these items may differ materially from our estimates. Factors are reviewed that influence our estimates and, if necessary, adjustments are made when we believe that actual product returns, allowances or chargebacks, rebates, and discounts may differ from established reserves.

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

Expensing of Stock Awards

     In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective in our first quarter of fiscal 2006. SFAS 123R will result in our recognition of compensation expense relating to our stock option plan. We currently use the intrinsic value method to measure compensation expense for stock-based awards to its employees and non-employee directors. Under this standard, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans. Under the new rules, we are required to adopt a fair-value-based method for measuring the compensation expense related to employee and non-employee director stock awards which will result in non-cash compensation expense which will have an adverse effect on our reported results of operations. Note 1 to our Consolidated Financial Statements provides our pro forma net income and earnings per share as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee and non-employee director stock awards during fiscal years 2005 and 2004.

Results of Operations

     Three months ended March 31, 2005 compared with three months ended March 31, 2004.

     Total Hectorol® sales were $21,989,005 for the quarter ended March 31, 2005, an increase of $10,371,682, or 89%, from the quarter ended March 31, 2004. Hectorol® Injection sales were $18,702,087 for the quarter ended March 31, 2005, an increase of $8,357,309, or 81%, from the quarter ended March 31, 2004. The increase in Hectorol® Injection sales in the quarter ended March 31, 2005 versus the quarter ended March 31, 2004 was primarily the result of the efforts of an experienced sales force which we expanded from approximately thirty-four direct sales specialists in fiscal 2004 to approximately sixty-five to as of March 31, 2005. Additionally, contract initiatives were implemented with national dialysis providers. Hectorol® 2.5 mcg Capsules sales were $1,948,801 for the quarter ended March 31, 2005, an increase of $676,256, or 53%, from the quarter ended March 31, 2004. The increase was primarily attributed to price increases and the efforts of our expanded sales force. Sales of Hectorol® 0.5 mcg Capsules were $1,338,117 for the quarter ended March 31, 2005. Hectorol® 0.5 mcg Capsules were approved by the FDA in April 2004 and we began recording sales in the quarter ended September 30, 2004.

     Total Hectorol® gross margin was $16,245,619, or 74% of product sales, for the quarter ended March 31, 2005, compared to $8,872,952, or 76% of product sales, for the quarter ended March 31, 2004. Hectorol® Injection and Hectorol® 2.5 mcg Capsule gross margins were 71% and 90%, respectively, for the quarter ended March 31, 2005 versus 75% and 87%, respectively, for the quarter ended March 31, 2004. Hectorol® 0.5 mcg Capsule gross margin for the quarter ended March 31, 2005 was 92%. The overall change in gross margin for the quarter ended March 31, 2005 compared with the quarter ended March 31, 2004 was primarily due to strategic contracting actions implemented with our dialysis clinic customers in concert with the Medicare reimbursement program for calendar year 2005 issued by the Centers for Medicare and Medicaid Services.

     Research and development (R&D) expense was $3,133,790 in the quarter ended March 31, 2005, an increase of $339,248, or 12%, from the quarter ended March 31, 2004. The increase in R&D expense was primarily due to an increase in our medical affairs and clinical support activities of approximately $200,000, and an increase in compensation expenses of approximately $200,000.

     Selling, general and administrative (SG&A) expense was $11,234,852 in the quarter ended March 31, 2005, an increase of $5,431,250, or 94%, from the quarter ended March 31, 2004. The increase in SG&A expense was primarily due to the planned expansion of our sales organization representing approximately $2,500,000, marketing promotional programs of approximately $700,000, legal expenses of approximately $300,000 for intellectual property and general legal activities, $200,000 for consulting and audit fees related to Sarbanes Oxley compliance and the co-promotion expense for Hectorol® 0.5 mcg Capsule sales.

     Nine months ended March 31, 2005 compared with nine months ended March 31, 2004.

     Total Hectorol® sales were $58,955,861 for the nine months ended March 31, 2005, an increase of $30,098,011, or 104%, from the same period ended March 31, 2004. Hectorol® Injection sales were $51,710,650 for the nine months ended March 31, 2005, an increase of $26,432,525, or 105%, from the same period in fiscal 2004, primarily due to the expanded sales force. Hectorol® 2.5 mcg Capsule sales were $4,914,719 for the nine months ended March 31, 2005, an increase of $1,334,994, or 37%, from the nine months ended March 31, 2004. Hectorol® 0.5 mcg Capsule sales were $2,330,492 for the nine months ended March 31, 2005. Hectorol® 0.5 mcg Capsules were approved by the FDA in April 2004 and we began recording sales in the quarter ended September 30, 2004.

     Total Hectorol® gross margin was $44,507,337, or 75%, of product sales, for the nine months ended March 31, 2005, compared to $21,630,557, or 75%, of product sales, for the nine months ended March 31, 2004. Hectorol® Injection and Hectorol® 2.5 mcg Capsule gross margin were 73% and 90%, respectively, for the nine months ended March 31, 2005 versus 74% and 81%, respectively, for the same period in 2004. The change in Hectorol® Injection gross margins for the nine months ended March 31, 2005 compared with the nine months ended March 31, 2004 was primarily due to strategic initiatives implemented with our dialysis clinic customers in concert with the Medicare reimbursement program for calendar year 2005 issued by the Centers for Medicare and Medicaid Services. The increase in Hectorol® 2.5 mcg Capsules gross margins for the nine months ended March 31, 2005 compared with March 31, 2004 was primarily due to higher validation costs incurred in the previous fiscal year. Hectorol® 0.5 mcg Capsule gross margin was 91% for the nine months ended March 31, 2005.

     R&D expense was $8,902,450 for the nine months ended March 31, 2005, an increase of $2,295,690, or 35%, from the same period in 2004. The increase in R&D expense was primarily due to preclinical, clinical and bioanalytical research activities of approximately $1.0 million, an increase in our medical affairs/clinical support expenses of approximately $500,000, and an increase in compensation and recruitment expenses of approximately $600,000.

     SG&A expense was $31,735,003 in the nine months ended March 31, 2005, an increase of $14,303,852, or 82%, from the nine months ended March 31, 2004. The increase in SG&A expense was primarily due to the planned expansion of our sales organization representing approximately $6.8 million, marketing promotional programs of approximately $2.9 million, legal expenses of approximately $900,000 for intellectual property and general legal activities, increase in executive and administrative compensation expenses of approximately $500,000, consulting and audit fees related to Sarbanes Oxley compliance of approximately $300,000, and the co-promotion expense for Hectorol® 0.5 mcg Capsule sales.

Research and Development

     Research and development efforts are focused on developing and evaluating the clinical utility of Hectorol®, LR-103, and BCI-202 in secondary hyperparathyroidism and hyperproliferative diseases, as well as developing additional products and product candidates. All research and development costs are expensed as incurred, which include, but are not limited to, personnel, lab supplies, preclinical and clinical studies, active ingredients for use in clinical trial drugs, manufacturing costs, sponsored research at other labs, consulting, and research-related overhead. For the three and nine months ended March 31, 2005, we have incurred $3,133,790 and $8,902,450, respectively, of R&D expense. The major portion of this expense was for personnel in research, clinical development, clinical support and regulatory compliance.

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

Liquidity and Capital Resources

     We have used cash to fund operations, for capital expenditures and for strategic investments. Our cash and cash equivalents and marketable securities balances as of March 31, 2005 were $78,751,817 and $40,248,991, respectively, totaling $119,000,808, an increase in total of $3,990,063 from the June 30, 2004 balances. Our cash is invested in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.

     Cash provided by operating activities was $1,611,934 for the nine months ended March 31, 2005 which resulted primarily from increased earnings.

     Cash provided by investing activities was $27,108,926 for the nine months ended March 31, 2005 primarily due to maturities of various held-to-maturity securities. Non-cash amortization of discounts and premiums related to investing activities was $270,998 and $151,377 for the nine months ended March 31, 2005 and 2004, respectively.

     Cash provided by financing activities was $4,705,286 for the nine months ended March 31, 2005 due to proceeds received from the exercise of stock options, offset by repayments of capital lease obligations.

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

     Additional factors that might affect future results include the following:

     If our Merger Agreement with Genzyme Corporation does not close for any reason, there could be an adverse effect on our business and on the market price for our common stock.

     On May 4, 2005, we entered into the Merger Agreement with Genzyme Corporation and Acquisition Sub, its wholly-owned subsidiary. The Merger Agreement contemplates that Acquisition Sub will be merged with and into the Company in the Merger and each outstanding share of the Company’s common stock will be converted into the right to receive $33.00 per share in cash, without interest. Consummation of the Merger is not subject to a financing condition, but is subject to various other customary conditions, including adoption of the Merger Agreement by the Company’s shareholders and the absence of certain legal impediments to the consummation of the Merger. If the Company’s shareholders do not adopt the Merger Agreement or if for any reason we are unable to complete the Merger on the terms described herein or other acceptable terms or at all, there could be an adverse effect on our business and on the market price for our common stock.

     Our business is at an early stage of development and we do not have a significant history for you to evaluate us on.

     Our business is at an early stage of commercialization and product development, and until recently has not had significant revenues or positive cash flow. Even if we are able to maintain positive cash flow from operations, we will face many challenges as we strive to maintain profitability. Hectorol® Injection is approved for one indication and Hectorol® Capsules are approved for two indications. Our product candidates and any expansion of indications for our current products will require extensive research and development and clinical testing before we can submit a new drug application to the FDA. In addition, we have not commercialized Hectorol® in foreign markets. The successful commercialization of Hectorol® or any of our other product candidates will require significant further research, testing, development and regulatory approvals and additional investment. There can be no assurance that we will be successful in any of our commercialization efforts. Our experience with, and history in, conducting these activities has been limited. Any predictions you make about our future success or viability may not be as accurate as they would be if we had a longer operating history.

     We have a history of losses and only recently achieved profitability.

     Historically, we have incurred operating losses. Beginning in the quarter ended March 31, 2004 and for the four subsequent quarters, we have reported operating profits. As of March 31, 2005, our accumulated deficit was approximately $49.1 million. To date, we have primarily spent our funds on product development and more recently on sales, marketing and manufacturing expenses incurred to commercialize Hectorol® Injection and Hectorol® Capsules. In fiscal year 2005 and subsequent fiscal years, we plan to make large expenditures to manufacture, market and sell Hectorol® and to develop other products, which may result in losses in future periods. These expenditures include costs associated with continuing our research and development, performing clinical trials for new products, expanding our patent portfolio and seeking U.S. and foreign regulatory approvals for Hectorol®, and business development activities. The amount of these expenditures is difficult to forecast accurately. It is possible, depending on the rate at which our revenues increase and our marketing, research and development, and other business development activities expand that may generate losses from operations. Our ability to generate revenues in the near future will depend primarily on our ability to continue to obtain products manufactured by third parties and on our success in marketing and selling Hectorol® Injection and Hectorol® Capsules. We do not know whether we will sustain profitability on a quarterly basis or in future fiscal years.

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

     Hectorol® is supported by only about six or less years of patient follow-up, and therefore, we could discover that our current clinical results cannot be supported by actual long-term clinical experience. If longer-term patient studies or clinical experience indicate that treatments with our products do not provide patients with sustained benefits, our sales could significantly decline. If longer-term patient studies or clinical experience indicate that our procedures cause tissue or muscle damage, motor impairment or other negative effects, we could be subject to significant liability. We are not certain how long it may take for patients to show significant increases in side effects. Further, because some of our data have been produced in studies that are not randomized and involved small patient groups, our data may not be reproduced in wider patient populations.

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

     We entered into a manufacturing agreement with Draxis Pharma Inc., a subsidiary of Draxis Health Inc., to serve as a manufacturer of Hectorol® Injection and began commercial distribution in March 2003. There is no assurance that Draxis will continue to achieve current Good Manufacturing Practices, have sufficient production capacity to meet future demand or that Draxis will perform its contractual obligations.

     We purchase our active pharmaceutical ingredient for Hectorol® from a sole supplier, located in the Middle East, a geographic location subject to increased political instability, which could disrupt or halt the operations of this supplier. We are currently in the process of obtaining regulatory approval for an additional active pharmaceutical ingredient supplier. We rely on one supplier to formulate Hectorol® Capsules and another supplier to package Hectorol Capsules®. Although we believe that other suppliers may be available, any change in suppliers or method of manufacture could cause an increase in cost, a delay in manufacturing, and a possible loss of sales, any of which would affect operating results adversely. All of our current suppliers are, and any future suppliers will be, subject to extensive government regulation by the FDA and other comparable foreign regulators.

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

     We filed an Investigational New Drug application for LR-103 in the third quarter of fiscal 2005 for the treatment of secondary hyperparathyroidism in patients with chronic kidney disease. The Investigational New Drug application has been accepted for filing, allowing the study to be initiated. As with the oncology program above, once a study (ies) is (are) initiated under this new Investigational New Drug application, several factors could prevent successful completion or cause significant delays of these trials. These factors include an inability to enroll the required number of patients or failure to demonstrate adequately that the product is safe and effective for use in humans. If safety problems develop we, or the FDA, could stop our trials before completion.

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

     Our success depends upon our ability to attract and retain qualified personnel including our management, scientific, regulatory, quality, sales, marketing and financial personnel. Pharmaceutical companies, academic and government organizations, research institutions and other entities compete for the services of qualified personnel. We may not be able to attract and retain such personnel. Furthermore, our anticipated growth and expansion into areas and activities requiring additional expertise will require additional personnel.

     Our failure to expand our management systems and controls to support anticipated growth could harm our business.

     Sustaining our growth has placed significant demands on management and our administrative, operational, information technology, financial and personnel resources. Accordingly, our future operating results will depend on the ability of our officers and other key employees to continue to implement and improve our operational, quality, compliance, regulatory support and financial control systems, and effectively expand, train and manage our employee base. We may not be able to manage our growth successfully, which could seriously harm our operating results and business.

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

     The FDA continues to review products even after they receive FDA approval. The manufacture, release, distribution and marketing of Hectorol® is subject to extensive ongoing regulation, including compliance with the FDA’s current Good Manufacturing Practices, adverse event reporting requirements and the FDA’s general prohibitions against promoting products for “off-label” uses, or uses not listed within our products’ FDA-approved labeling. We and our manufacturers are also subject to inspections and market surveillance by the FDA for compliance with these and other requirements. Failure to comply with these requirements could result in:

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

     Five individual wholesale distributors comprised 95% of the net accounts receivable balance as of March 31, 2005. These same five wholesale distributors represented 91% of our product sales for the nine months ended March 31, 2005, with the largest of the five wholesale distributors representing 31% of product sales. The loss or bankruptcy of any of these distributors could materially and adversely affect our results of operations and financial condition.

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

     Based on the number of shares outstanding at March 31, 2005, our executive officers, directors and major shareholders beneficially own approximately 34% of the outstanding shares of our common stock and, as a result, have significant control of us, which they could exert to make it more difficult to replace or remove our current management or could be used to delay, defer or prevent a change in control of the company.

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

     As of March 31, 2005, we held $40,248,991 in short-term marketable securities. The investments have been made for investment (as opposed to trading) purposes. Interest rate risk with respect to our investments is not significant as all such investments are short-term investments, which are by their nature less sensitive to interest rate movements.

ITEM 4. CONTROLS AND PROCEDURES

     As of March 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

     In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2005 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BONE CARE INTERNATIONAL, INC. (Registrant)

Date: May 9, 2005	/s/ Paul L. Berns

Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2005	/s/ Brian J. Hayden

Brian J. Hayden
Vice President – Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

BONE CARE INTERNATIONAL, INC.

INDEX TO EXHIBITS

For the Quarterly Period Ended March 31, 2005